Form 10-K
period 1995-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1996-04-17
CIK 730067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995

                                       OR

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the Transition Period from _______to _______



                         Commission file number: 0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      13-3239107
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  411 West Putnam Avenue, Greenwich CT                         06830
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7000

Securities registered pursuant to Section 12(b) of the Act:



       None                                              None
(Title of each class)                (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated February 4, 1985, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10-K.

                                     PART I

Item 1.           Business

                  Integrated  Resources  High  Equity  Partners,  Series  85,  a
California limited partnership (the "Partnership"), was formed as of August 19, 1983. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties. Resources High Equity, Inc., a Delaware corporation and a wholly-owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Until November 3, 1994, Resources High Equity, Inc. was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

                  The Partnership offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus of the Partnership dated February 4, 1985, as supplemented by Supplements dated January 27, 1986 and April 11, 1986 (collectively, the "Prospectus"), filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 2- 92319 (the "Registration Statement"), pursuant to which the Units were registered and offered. The offering was terminated on May 30, 1986. Upon final admission of limited partners, the Partnership had accepted subscriptions for 400,010 Units (including the initial limited partner) for an aggregate of $100,002,500 in gross proceeds, resulting in net proceeds from the offering of $98,502,500 (gross proceeds of $100,002,500 less organization and offering costs of $1,500,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

                  As of March 15, 1996, the Partnership had invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last three fiscal years: in 1995, revenue from Southport Shopping Center, 568 Broadway and Loch Raven represented 30.8%, 23.8% and 16.7% of gross revenues, respectively; in 1994, revenue from Southport Shopping Center, 568 Broadway and Loch Raven represented 32.7%, 18.3% and 15.6% of gross revenues, respectively; in 1993, revenue from Southport Shopping Center represented 27.5% of gross revenues.

                  The Partnership owned the following properties as of March 15, 1996:

                  (1)      Westbrook Mall Shopping Center

                  On July 10, 1985, the Partnership purchased the fee simple interest in the Westbrook Mall Shopping Center ("Westbrook"), a partially enclosed shopping center located next to a regional mall located in Brooklyn Center, Minnesota, near Minneapolis, Minnesota. It comprises three buildings on approximately 9.87 acres, with a total of 79,242 square feet of gross leasable area and parking for approximately 460 cars. It was built in three phases from 1966 to 1977.

                  Westbrook is located directly across the street from the 1,000,000 square foot Brookdale Regional Shopping Center. Together, the two shopping centers form part of a large retail concentration that serves the northwestern suburbs of Minneapolis. Westbrook is also in direct competition with two nearby shopping centers: Brookdale Square, which is located one-quarter mile east of Westbrook, has 140,000 square feet of gross leasable area; Northbrook Center, which is located one and one-quarter miles east of Westbrook, contains 18 stores and has 76,000 square feet of gross leasable area. In addition, there are two relatively new shopping centers in the vicinity: one, anchored by a 105,000 square foot Target Discount Store, has an additional 39,000 square feet of retail space; the other, anchored by a 68,000 square foot Designer Depot, has an additional 32,000 square feet of retail space.

                  Westbrook was 83% leased as of January 1, 1996, compared to 80% as of January 1, 1995. In August 1993, Best Buy closed its 22,695 square foot store at Westbrook. Best Buy continues to meet its financial obligations under its lease, which does not expire until February 1997. Kids R' Us closed its 18,500 square foot store in October 1994. However, it will remain obligated under its lease, which does not expire until January 2014. No leases which represent at least 10% of the square footage of the center are scheduled to expire during 1996. The closing of these stores has begun to have an adverse effect on the Partnership's efforts to renew and attract other tenants. The Partnership has therefore accelerated its leasing efforts and is heavily marketing these two physically vacant spaces for sublease.

                  (2)      Southport Shopping Center

                  On April 15, 1986, the Partnership purchased the fee simple interest in Southport Shopping Center ("Southport"), a regional shopping center located on approximately 9.45 acres of land on the 17th Street Causeway in Fort Lauderdale, Florida, near the intercoastal waterway and beach area. It contains 143,089 rentable square feet, with parking space for 563 cars. The property was built in phases from 1968 to 1977 and expanded again in 1985. The property was 96% occupied as of January 1, 1996, compared to 92% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  Southport is located in a seasoned market in what was once a primarily residential neighborhood; recent developments in the area, however, indicate a trend toward office buildings and hotels. The 750,000 square foot Broward County Convention Center, which opened in 1991, is located within walking distance of Southport. Two new shopping centers have been constructed in the vicinity. The smaller of the two is 40,000 square feet and represents no significant competition to Southport. The other, Quay Shopping Center, is considered to be competitive with Southport. There are two other shopping centers located nearby which, in management's opinion, do not represent strong competition because one lacks parking and the other is a local shopping center without anchor tenants. The Winn-Dixie, located in a neighboring center, converted to a marketplace store with the completion of its expansion and renovation in late 1994. Parking continues to be limited at this location.

                  The roadway in front of Southport currently connects with a 25-foot high drawbridge over the intercostal waterway, resulting in traffic delays when the bridge is opened every 30 minutes for boat traffic. In February 1994 it was announced that the existing bridge would be replaced with a 55-foot high drawbridge, to be opened only on demand. Drawings have not been completed. The new bridge is scheduled to be operational in late 1997 or early 1998. The new bridge will be built and placed in operation before the old one is torn down, thus there will be only limited disruption to traffic in the area.

                  (3)      Loch Raven Plaza

                  On June 26, 1986, the Partnership purchased the fee simple interest in Loch Raven Plaza ("Loch Raven"), a retail/office complex located in Towson, Maryland. It contains approximately 25,000 square feet of office and storage space and 125,000 square feet of retail space, with parking for approximately 655 vehicles.

                  The property was 88% occupied as of January 1, 1996, compared to 92% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1996.

                  The initial phase of the roof replacement program at Loch Raven was substantially completed in December 1994, at a cost of approximately $125,000. Phase two of the project is estimated to cost $175,000 and is scheduled for completion during the first quarter of 1996.

                  (4)      Century Park I

                  On November 7, 1986, a joint venture (the "Century Park Joint Venture") comprised of the Partnership and High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated public limited partnership, purchased the fee simple interest in Century Park I ("Century Park I"), an office complex. The Partnership and HEP-86 each have a 50% interest in the Century Park Joint Venture.

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 203,188 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 74% leased as of January 1, 1996, compared to 26% at January 1, 1995. During 1995, management executed lease agreements for an aggregate of approximately 93,300 square feet with Medaphis, Pacific Bell, and Honeywell. There are no leases which represent at least 10% of the square footage of the property scheduled to expire in 1996.

                  Century Park I is subject to competition from other office parks and office buildings in the area. Although vacancies still exist in the suburban San Diego market, Century Park II, which is immediately adjacent to the Partnership's property in the same office park, has been leased to San Diego Gas & Electric on a long-term basis and will not represent competition to Century Park I for the foreseeable future.

                  (5)      568 Broadway

                  On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-86 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P. - Series 88 ("HEP-88"), an affiliated public limited partnership sponsored by Integrated. HEP-88 contributed $10,000,000 for a 22.15% interest in the joint venture. The Partnership and HEP-86 each retain a 38.925% interest in the joint venture.

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 95% leased as of January 1, 1996 compared to 73% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  568 Broadway competes with several other buildings in the SoHo area.

                  (6)      Seattle Tower

                  On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Partnership and HEP-86 each have a 50% interest in the Seattle Landmark Joint Venture.

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1996 was 89% compared to 75% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  The Partnership believes that Seattle Tower's primary direct competition comes from three office buildings of similar size or age in the immediate vicinity of Seattle Tower, which buildings have current occupancy rates which are comparable to Seattle Tower's.

Write-downs for Impairment

                  See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of write-downs for impairment.

Competition

                  The real estate business is highly competitive and, as discussed more particularly above, the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees

                  Services are performed for the  Partnership  at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for Westbrook Mall, Southport, Loch Raven Plaza, Century Park I, Seattle Tower, and 568 Broadway and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. Wexford Management LLC ("Wexford") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Item 2            Properties

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3            Legal Proceedings

                  The Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

                  A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation that is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs alleged that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

                  On or about May 11, 1993 HEP-86 was advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Superior Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

                  On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the General Partners of the Partnership, the general partners of HEP-86, the managing general partner of HEP-88 and certain officers of the Managing General Partner, among others. The Managing General Partner of the Partnership is also a general partner of HEP-86 and HEP-88.

                  On July 19, 1995, the Superior Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the Partnership, HEP-86 and HEP-88 (collectively, the "HEP Partnerships") (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the proposed settlement. The California Department of Corporations also sent a letter to the Superior Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Superior Court on September 14, 1995.

                  In  October  and  November   1995,   the   attorneys  for  the
plaintiffs-intervenors conducted extensive discovery. At the same time, negotiations continued concerning possible revisions to the proposed settlement.

                  On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner, two of the general partners of HEP-86, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners, that alleged various state law class and derivative claims, including claims for breach of fiduciary duties, breach of contract, unfair and fraudulent business practices under California Business & Professional Code ss. 17200, negligence, dissolution, accounting, receivership, removal of general partner, fraud, and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; the general partners breached their duty of loyalty and due care to the limited partners by expropriating managements fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; the general partners acted improperly to enrich themselves in their position of control over the HEP Partnerships and their actions have prevented non-affiliated entities from making and completing tender offers to purchase units of the HEP Partnerships; by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; the general partners have taken a heavily overvalued partnership asset management fee; and limited partnership units were sold and marketed through the use of false and misleading statements.

                  On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of HEP Partnerships through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular HEP Partnership if holders of a majority of the outstanding units of the HEP Partnership consent to such reorganization pursuant to a consent solicitation statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Superior Court. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the HEP Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partners' existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

                  As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting the Participating Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three-month period commencing nine months after the effective date of the Exchange. A maximum of
1.5 million Shares (representing approximately 17.7% of the total Shares issued to Participating Investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the effective date of the Exchange, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would also provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Superior Court, and the costs of providing notice to the class (assuming that all of the HEP Partnerships participate in the Exchange). In the event that fewer than all of HEP Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the HEP Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B&S Litigation would be dismissed with prejudice.

                  On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Superior Court would appoint a securities litigation expert to evaluate the settlement. The Superior Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Superior Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Superior Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners of the Partnership affirmatively voted to approve it.

Item 4            Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for Registrant's Securities and
                  Related Security Holder Matters

                  Units of the Partnership are not publicly traded. There are certain restrictions set forth in the Partnership's amended limited partnership agreement (the "Limited Partnership Agreement") which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

                  In 1987, the Internal Revenue Service adopted certain rules concerning publicly traded partnerships. The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. In order to avoid this effect, the Limited Partnership Agreement contains limitations on the ability of a limited partner to transfer Units in circumstances in which such transfers could result in the Partnership being classified as a publicly traded partnership. However, due to the low volume of transfers of Units, it is not anticipated that this will occur.

                  As of March 15, 1996, there were 11,509 holders of Units of the Partnership, owning an aggregate of 400,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1994 and 1995 were as follows:

Distributions for the                                Amount of Distribution
Quarter Ended                                        Per Unit
- - ---------------------                                ----------------------
March 31, 1994                                       $  1.56
June 30, 1994                                        $  1.56
September 30, 1994                                   $ 10.67
December 31, 1994                                    $  0.60
March 31, 1995                                       $  0.60
June 30, 1995                                        $  0.60
September 30, 1995                                   $  0.60
December 31, 1995                                    $  0.60


                  The source of distributions in 1994 and 1995 was cash flow from operations except that the $10.67 per Unit distribution made for the third quarter of 1994 includes a $9.45 distribution from the proceeds of the sale of Southern National in August 1994 for approximately $5,500,000. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. In 1995, management decided to fund 76% and 24% of capital expenditures from cash flow and working capital reserves, respectively. In 1994, management decided to fund 83% and 17% of capital expenditures from cash flow and working capital reserves, respectively. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.           Selected Financial Data

                                                                      For the Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                         1995                 1994                1993                  1992                1991
                                     ------------         ------------        ------------         ------------         ------------
Revenues .......................     $  7,877,644         $  7,994,126        $  9,568,198         $  9,615,258         $ 10,117,513
Net (Loss) Income ..............     $(18,624,934)(5)     $  1,442,884(3)     $ (7,160,418)(2)     $(11,975,981)(1)     $  2,531,391
Net (Loss) Income Per
   Unit ........................     $     (44.23)(5)     $       3.43(3)     $     (17.01)(2)     $     (28.44)(1)     $       6.01
Distributions Per Unit (6)......     $       2.40         $      14.39(4)     $       6.25         $       8.60         $      10.00
Total Assets ...................     $ 37,309,597         $ 56,742,945        $ 63,040,600         $ 73,075,024         $ 89,348,055

- - ---------------

(1) Net loss for the year ended December 31, 1992 includes a write-down for impairment on Century Park I, Seattle Tower and 568 Broadway of $14,601,450, or $34.68 per Unit.

(2) Net loss for the year ended December 31, 1993 includes a write-down for impairment on Southern National, Century Park I and 568 Broadway in the aggregate amount of $10,050,650, or $23.87 per Unit.

(3) Net income for the year ended December 31, 1994 includes a write-down for impairment on Southern National of $181,000, or $0.43 per Unit.

(4) Distributions for the year ended December 31, 1994 include a $9.45 per Unit distribution from the proceeds of the sale of Southern National.

(5) Net loss for the year ended December 31, 1995 includes a write-down for impairment on Century Park I, Seattle Tower, 568 Broadway, Loch Raven, Southport and Westbrook in the aggregate amount of $20,469,050, or $48.61 per Unit.

(6) All distributions are in excess of accumulated undistributed net income and, therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

                  The Partnership's real estate properties are office buildings and shopping centers, all of which were acquired for cash. The public offering of the Units commenced on February 4, 1985 and was terminated on May 30, 1986. Upon termination, the Partnership had accepted subscriptions for 400,010 Units for aggregate net proceeds of $98,502,500 (gross proceeds of $100,002,500 less organization and offering expenses aggregating $1,500,000).

         The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1995, 76% of capital expenditures and all distributions were funded from cash flow while 24% of capital expenditures were funded from working capital reserves. As of December 31, 1995, the Partnership had total working capital reserves of approximately $1,250,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1995, cash and cash equivalents decreased $215,442 as a result of capital expenditures and distributions to partners in excess of cash provided by operations. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,870,781 for the year ended December 31, 1995. The Partnership used $2,075,671 for capital expenditures related to capital and tenant improvements to the properties and $1,010,552 for distributions to partners for the year ended December 31, 1995.

                  The following table sets forth, for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                        1995             1994              1993
                                      ----------      ----------      ----------
Seattle Tower ..................      $  227,677      $  152,115      $  106,679
Century Park I .................       1,226,412          51,543         327,527
568 Broadway ...................         682,623         784,078         624,293
Westbrook ......................          10,280           5,250          50,129
Loch Raven .....................         323,863         131,727          71,204
Southport ......................          86,233         207,993         162,852
Southern National(a) ...........               0               0               0
                                      ----------      ----------      ----------
TOTALS .........................      $2,557,088      $1,332,706      $1,342,684
                                      ==========      ==========      ==========

- - ----------
(a) Property sold in August 1994

                  The Partnership does not believe that, in the aggregate, its 1996 expenditures for capital improvements and capitalized tenant procurement costs will differ materially from the previous three years (other than the 1995 tenant improvements and procurement costs of approximately $946,000 at Century Park related to the placement of three new tenants). However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

         The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements may in the future exceed the Partnership's current working capital reserves. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Real Estate Market

                  The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990's. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

Impairment of Assets

                  In March 1995, the Financial Accounting Standards Board issued Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS#121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption is encouraged. The Partnership has decided to implement SFAS#121 for the year ended December 31, 1995.

                  Under SFAS#121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

                  Prior to the adoption of SFAS#121, a write-down for impairment was established based upon a periodic review of each of the properties in the Partnerships' portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based on undiscounted future cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of the fair value.

                  Upon implementation of SFAS#121 in 1995, management performed another review of the Partnership's portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair value using discounted cash flows or market comparables, as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $20,469,050 were required in 1995.

                  The write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

                  Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from management's estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties for the years set forth below:

                                                                             During the Year ended December 31,
                                                       -----------------------------------------------------------------------------
             Property                                     1995                  1994                  1993                   1992
                                                       -----------           -----------           -----------           -----------
Seattle Tower ..............................           $ 3,550,000           $         0           $         0           $ 2,500,000
Century Park I .............................             1,250,000                     0             5,900,000             4,550,000
568 Broadway ...............................             2,569,050                     0               700,650             7,551,450
Westbrook ..................................             3,400,000                     0                     0                     0
Loch Raven .................................             4,800,000                     0                     0                     0
Southport ..................................             4,900,000                     0                     0                     0
Southern National (a) ......................                     0               181,000             3,450,000                     0
                                                       -----------           -----------           -----------           -----------
                                                       $20,469,050           $   181,000           $10,050,650           $14,601,450
                                                       ===========           ===========           ===========           ===========

(a) Property sold in August 1994

The details of each write-down are as follows:

Seattle Tower

                  Seattle  Tower's  occupancy  declined from 90% when originally purchased to 80% as of December 31, 1991. While occupancy recovered somewhat to 83% at December 31, 1992, the average base rent per square foot declined 8% from $14.00 per square foot at the date of acquisition to an average rate of approximately $12.87 per square foot at December 31, 1992. Management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period, reflecting expected cash flow from lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $5,000,000 in 1992 of which the Partnership's share was $2,500,000.

                  The Partnership has not been able to achieve leasing expectations at Seattle Tower and occupancy has remained at approximately 80% over the past few years. In addition, market rents have remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

Century Park I

                  The former sole tenant at Century Park I, General Dynamics Corp. vacated 52,740 square feet of space as of June 30, 1993 and the balance of its space as of December 31, 1993 totaling 119,394 square feet pursuant to the terms of its leases. On July 1, 1993 a 51,242 square foot lease was signed with San Diego Gas and Electric for a 13-year, 10 month term with a cancellation option exercisable between the fifth and sixth years. Due to the soft market in the greater San Diego area, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $9,100,000 in 1992 of which the Partnership's share was $4,550,000. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $11,800,000 write-down for impairment in 1993 of which the Partnership's share was $5,900,000.

                  Since the date of the above mentioned appraisal, market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

568 Broadway

                  The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the Soho area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $7,551,450. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $700,650.

                  Since the date of the above mentioned independent appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

Westbrook

                  Occupancy at Westbrook was 28% in early 1995. Two significant tenants are not operating while continuing to make rental payments under the terms of their leases. However, their absence has adversely impacted both the lease-up of the remaining space and rental rates, and will require additional tenant procurement costs. As a result, income levels have not been met and are not expected to meet income levels projected at the date of management's impairment review in 1994. As a result, expected cash flow is lower than previously projected. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $3,400,000 write-down for impairment in 1995.

Loch Raven

                  Rental income at Loch Raven has not met and is not expected to meet previously projected levels due to lower rental market rates since management's impairment review in 1994. Expenses have also decreased slightly but this decrease has been offset by significant capital expenditures which were not previously anticipated. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in $4,800,000 write-down for impairment in 1995.

Southport

                  Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport have not met and are not expected to meet previously projected income levels due to lower rental market rates. Expenses are slightly higher than anticipated and tenant procurement cost estimates are greater than amounts projected at the date of management's impairment review in 1994. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS#121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimate resulted in a $4,900,000 write-down for impairment in 1995.

Southern National

                  Southern National Corp. acquired First Savings Bank (the original master lessee) in January 1994. Southern National had given notice that it was not interested in remaining as a tenant after expiration of its lease but was interested in acquiring the building. Management believed that substantial renovations to the building would be required to adapt it to multi-tenant use. Since the building might require substantial renovations and market rental rates at that time were substantially below those which were payable under the expiring lease, management determined that a write-down for impairment on the building of $3,450,000 was required in 1993 based on an assumed sale using a 10% capitalization rate. The building was sold to Southern National for $5,500,000 on August 8, 1994. Based on the sales price, an additional write-down of $181,000 was recorded in 1994.

Results Of Operations

1995 vs. 1994

                  The Partnership experienced a net loss for the year ended December 31, 1995 compared to net income for the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

                  Rental revenue decreased slightly for the year ended December 31, 1995 as compared to the prior year. The most significant decrease in revenues during 1995 occurred due to the sale of Southern National. Since the Partnership sold its interest in Southern National on August 8, 1994, no rental revenue was billed or received from Southern National in 1995 compared to $460,000 in revenues during 1994. Revenues at 568 Broadway and Century Park I increased during 1995 due to higher occupancy rates. These increases, however, were offset by a decrease in revenue at Southport as rental rates declined as compared to 1994.

                  Costs and expenses increased during 1995 as compared to 1994 due primarily to the write-down for impairment recorded in 1995. Operating expenses decreased slightly during 1995 due to decreases in real estate taxes and repairs and maintenance at certain properties partially offset by an increase in utility costs. Real estate taxes decreased at 568 Broadway and Century Park I as a result of reductions in the assessed value of the properties for the 1995 tax period and years prior. Repairs and maintenance decreased at Southport and Seattle Tower as certain projects were completed. The cost of utilities in 1995 increased at 568 Broadway due to the increased occupancy there. Depreciation expense for 1995 decreased due to lower asset carrying values as a result of the write-down recorded during the first quarter of 1995. The Partnership management fee decreased slightly during 1995 due to the sale of Southern National in August 1994.

                  Interest income increased slightly due to higher interest rates in 1995 compared to the prior year. For the year ended December 31, 1995, other income, which consists of investor ownership transfer fees, increased compared to 1994 due to a greater number of transfers during 1995.

1994 vs 1993

                  The Partnership experienced net income in 1994 compared to a net loss in the prior year primarily due to the significant write-down for impairment recorded in 1993. The Partnership experienced a decrease in rental revenues for the year ended December 31, 1994 compared to 1993. Rental revenues decreased primarily at Century Park I, Southern National, Westbrook and Loch Raven. The decrease in rental revenues at Century Park I was due to the move-out of General Dynamics at December 31, 1993, partially offset by the tenancy of San Diego Gas and Electric. Southern National was sold in August 1994 accounting for the decrease in rental revenues at that location. Westbrook experienced a decrease in revenues due to the billing of the 1992 and 1993 real estate tax escalations in 1993, resulting in higher income for 1993. The decrease in rental revenues at Loch Raven was due to the renegotiation of leases at lower rental rates than previously charged.

                  Costs and expenses decreased for 1994 compared to the prior year. The primary reason for the lower costs and expenses was the decrease in the write-down for impairment in 1994 compared to 1993 as previously discussed. The decrease was also attributable to decreases in depreciation and amortization, partnership management fees, administrative expenses and property management fees partially offset by a slight increase in operating expenses. The decrease in depreciation and amortization expense was a result of lower carrying values of certain properties as a result of the write-downs for impairment established on them partially offset by increases due to capital and tenant improvement work. The decrease in partnership management fees was due to a decrease in invested assets as a result of the August 1994 sale of Southern National. The decrease in administrative expenses was mainly due to lower legal fees and miscellaneous expenses partially offset by an increase in partnership allocated payroll expenses. The decrease in property management fees was due to lower rental income. The small increase in operating expenses was primarily due to increases in insurance, repairs and maintenance.

                  The increase in interest income was attributable to higher interest rates in 1994 and higher invested cash balances due to the receipt of proceeds from the Southern National sale. The decrease in other income was due to fewer investor ownership transfers in 1994 as compared to the prior year.

                  Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

                  The Partnership is a party to certain litigation. See Note 8 to the Partnership's financial statements for a description thereof.

Item 8.           Financial Statements and Supplementary Data

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                    I N D E X




                Independent Auditors' report

                Financial statements, years ended
                         December 31, 1995, 1994 and 1993

                         Balance Sheets

                         Statements of Operations

                         Statements of Partners' Equity

                         Statements of Cash Flows

                         Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of Integrated Resources High Equity Partners, Series 85


We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 15, 1996
New York, NY

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
 A California Limited Partnership

BALANCE SHEETS
- - --------------------------------------------------------------------------------

                                                           December 31,
                                                  ------------------------------
                                                      1995             1994
                                                  ------------     ------------
ASSETS

REAL ESTATE ..................................    $ 32,533,972     $ 51,907,680

CASH AND CASH EQUIVALENTS ....................       2,450,943        2,666,385

OTHER ASSETS .................................       2,121,920        1,754,571

RECEIVABLES ..................................         202,762          414,309
                                                  ------------     ------------
TOTAL ASSETS .................................    $ 37,309,597     $ 56,742,945
                                                  ============     ============

LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........    $  1,016,797     $    856,924

DUE TO AFFILIATES ............................         352,633          310,368

DISTRIBUTIONS PAYABLE ........................         252,638          252,638
                                                  ------------     ------------
     Total liabilities .......................       1,622,068        1,419,930
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

 Limited partners' equity (400,010 units
      issued and outstanding..................      38,902,326       57,556,037
 General partners' deficit ...................      (3,214,797)      (2,233,022)
                                                  ------------     ------------
     Total partners' equity ..................      35,687,529       55,323,015
                                                  ------------     ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY .......    $ 37,309,597     $ 56,742,945
                                                  ============     ============

                       See notes to financial statements

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
   A California Limited Partnership

STATEMENTS OF OPERATIONS
- - --------------------------------------------------------------------------------

                                                                     For the Years Ended December 31,
                                                         -----------------------------------------------------
                                                              1995                1994                1993
                                                         ------------         ------------        ------------
Rental revenue ..................................        $  7,877,644         $  7,994,126        $  9,568,198
                                                         ------------         ------------        ------------
Costs and Expenses

   Operating expenses ...........................           3,397,690            3,483,983           3,366,280

   Depreciation and amortization ................           1,161,328            1,328,043           1,568,225

   Partnership management fee ...................             908,172              984,589           1,025,256

   Administrative expenses ......................             447,270              447,500             498,721

   Property management fee ......................             303,936              277,844             336,212

   Write-down for impairment ....................          20,469,050              181,000          10,050,650
                                                         ------------         ------------        ------------
                                                           26,687,446            6,702,959          16,845,344
                                                         ------------         ------------        ------------
(Loss) income before interest and other income ..         (18,809,802)           1,291,167          (7,277,146)

   Interest income ..............................             130,173              116,580              64,470

   Other income .................................              54,695               35,137              52,258
                                                         ------------         ------------        ------------
Net (loss) income ...............................        $(18,624,934)        $  1,442,884        $ (7,160,418)
                                                         ============         ============        ============
Net (loss) income attributable to:

   Limited partners .............................        $(17,693,687)        $  1,370,740        $ (6,802,397)

   General partners .............................            (931,247)              72,144            (358,021)
                                                         ------------         ------------        ------------
Net (loss) income ...............................        $(18,624,934)        $  1,442,884        $ (7,160,418)
                                                         ============         ============        ============
Net (loss) income per unit of limited partnership
   interest (400,010 units outstanding) .........        $     (44.23)        $       3.43        $     (17.01)
                                                         ============         ============        ============

                       See notes to financial statements

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
   A California Limited Partnership

STATEMENTS OF PARTNERS' EQUITY
- - --------------------------------------------------------------------------------

                                                 General              Limited
                                                 Partners'            Partners'
                                                 Deficit              Equity                Total
                                               ------------         ------------         ------------
Balance, January 1, 1993 ..............        $ (1,512,608)        $ 71,243,900         $ 69,731,292

Net loss ..............................            (358,021)          (6,802,397)          (7,160,418)

Distributions as a return of capital
   ($6.25 per limited partnership unit)            (131,582)          (2,500,062)          (2,631,644)
                                               ------------         ------------         ------------
Balance, December 31, 1993 ............          (2,002,211)          61,941,441           59,939,230

Net income ............................              72,144            1,370,740            1,442,884

Distributions as a return of capital
   ($4.94 per limited partnership unit)            (104,003)          (1,976,050)          (2,080,053)

Distributions as a return of capital
   from sale of property ($9.45 per
   limited partnership unit) ..........            (198,952)          (3,780,094)          (3,979,046)
                                               ------------         ------------         ------------
Balance, December 31, 1994 ............          (2,233,022)          57,556,037           55,323,015

Net loss ..............................            (931,247)         (17,693,687)         (18,624,934)

Distributions as a return of capital
   ($2.40 per limited partnership unit)             (50,528)            (960,024)          (1,010,552)
                                               ------------         ------------         ------------
Balance, December 31, 1995 ............        $ (3,214,797)        $ 38,902,326         $ 35,687,529
                                               ============         ============         ============

                       See notes to financial statements

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
 A California Limited Partnership

STATEMENTS OF CASH FLOWS
- - --------------------------------------------------------------------------------

                                                                      For the Years Ended December 31,
                                                          ------------------------------------------------------
                                                              1995                 1994                 1993
                                                          ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ...............................        $(18,624,934)        $  1,442,884         $ (7,160,418)
 Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
   Write-down for impairment .....................          20,469,050              181,000           10,050,650
   Depreciation and amortization .................           1,161,328            1,328,043            1,568,225
   Straight-line adjustment for stepped lease
    rentals ......................................             (43,550)             304,337              221,686

 Changes in assets and liabilities
   Accounts payable and accrued expenses .........             159,873              (84,713)             105,994
   Receivables ...................................             211,547              (14,899)             165,683
   Due to affiliates .............................              42,265           (1,188,296)            (154,667)
   Other assets ..................................            (504,798)            (275,658)            (224,848)
                                                          ------------         ------------         ------------
   Net cash provided by operating activities .....           2,870,781            1,692,698            4,572,305
                                                          ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of real estate ...............                --              5,474,722                 --
 Improvements to real estate .....................          (2,075,671)          (1,058,855)          (1,104,605)
                                                          ------------         ------------         ------------
   Net cash (used in) provided by
     investing activities .......................           (2,075,671)           4,415,867           (1,104,605)
                                                          ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Distributions to partners .......................          (1,010,552)          (6,467,530)          (2,825,333)
                                                          ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ................................            (215,442)            (358,965)             642,367

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD .............................           2,666,385            3,025,350            2,382,983
                                                          ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD ...................................        $  2,450,943         $  2,666,385         $  3,025,350
                                                          ============         ============         ============

                       See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.       ORGANIZATION

         Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"), is a limited partnership, organized under the Uniform Limited Partnership Laws of California on August 19, 1983 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2008 or sooner, in accordance with terms of the Agreement of Limited Partnership.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statements

         The financial statements were prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

         Cash and cash equivalents

         For purposes of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

         Organization costs

         Organization costs were charged against partners' equity upon the closing of the public offering in accordance with prevalent industry practice.

         Leases

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs.

         Investments in joint ventures

         For properties purchased in joint venture ownership with affiliated partnerships, the financial statements present the assets, liabilities, and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Impairment of Assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption is encouraged. The Partnership has decided to implement SFAS #121 for the year ended December 31, 1995.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverablilty of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

         Prior to the adoption of SFAS #121, a write-down for impairment was established based upon a periodic review of each of the properties in the Partnership's portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based on undiscounted future cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects, and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of the property's value.

         Upon implementation of SFAS #121 in 1995, management performed another review of its portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair values using either discounted cash flows or market comparable, as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $20,469,050 were required.

         The write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         Income taxes

         No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         Net (loss) income and distributions per unit of limited partnership interest

         Net (loss) income and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (400,010), for each of the years ended December 31, 1995, 1994 and 1993.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity Inc., was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time pursuant to the consummation of Integrated's plan of reorganization substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands Corporation ("Presidio") and the Managing General Partner became a wholly-owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (together with the Managing General Partner the "General Partners") on February 28, 1995, replacing Z Square G Partners II which withdrew as of that date. Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1995, 1994 and 1993, Resources Supervisory was entitled to receive an aggregate of $303,936, $277,844, and $336,212 of which $142,799, $153,732, and $165,008 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $150,000 per year. The Managing General Partner was entitled to receive $150,000 for each of the years ended December 31, 1995, 1994 and 1993.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1995, 1994 and 1993 the Managing General Partner earned $908,173, $984,589 and $1,025,256, respectively.

         The General Partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $(931,247), $72,144, and $(358,021) in 1995, 1994 and 1993, respectively. They are also entitled to receive 5% of distributions which amounted to $50,528, $302,955, and $131,582 in 1995, 1994 and 1993, respectively. During the third quarter 1994 the Partnership paid the balance of deferred fees payable to the Managing General Partner and its affiliates of $1,416,042 from the proceeds of the Southern National sale (Note 4).

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

4.       REAL ESTATE

         Management recorded write-downs for impairment, totaling $14,601,450, $10,050,650 and $181,000 in 1992, 1993, and 1994, respectively. Based on an additional review performed in 1995 and pursuant to the adoption of SFAS #121 as discussed in Note 2, management determined that a write-down for impairment of $20,469,050 was required. The details of write-downs recorded are as follows:

         The former sole tenant at Century Park, General Dynamics Corp. vacated 52,740 square feet of space as of June 30, 1993 and the balance of its space as of December 31, 1993 totaling 119,394 square feet pursuant to the terms of its leases. On July 1, 1993 a 51,242 square foot lease was signed with San Diego Gas and Electric for a thirteen-year, ten month term with a cancellation option exercisable between the fifth and sixth years. Due to the soft market in the greater San Diego area, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $9,100,000 in 1992 of which the Partnership's share was $4,550,000. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $11,800,000 write-down for impairment in 1993 of which the Partnership's share was $5,900,000.

         Since the date of the above mentioned appraisal, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower that the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

         Seattle Tower's occupancy declined from 90% when originally purchased to 80% as of December 31, 1991. While occupancy recovered somewhat to 83% at December 31, 1992, the average base rent per square foot declined 8% from $14.00 per square foot at the date of acquisition to an average rate of approximately $12.87 per square foot at December 31, 1992. Management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting expected cash flow from lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $5,000,000 in 1992 of which the Partnership's share was $2,500,000.

         The Partnership has not been able to achieve leasing expectations at Seattle Tower and occupancy has remained at approximately 80% over the past few years. In addition, market rents have remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10%
         capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

         The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the SoHo area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $7,551,450. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $700,650.

         Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels have remained low. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

         Occupancy at Westbrook was 28% in early 1995. Two significant tenants are not operating while continuing to make rental payments under the terms of their leases. However, their absence has adversely impacted both the lease-up of the remaining space and rental rates, and will require additional tenant procurement costs. As a result, income levels have not been met and are not expected to meet income levels projected at the date of management's impairment review in 1994. As a result, expected cash flow is lower than previously projected. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $3,400,000 write-down for impairment in 1995.

         Rental income at Loch Raven has not met and is not expected to meet previously projected levels due to lower rental market rates since management's impairment review in 1994. Expenses have also decreased slightly but this decrease has been offset by significant capital expenditures which were not previously anticipated. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $4,800,000 write-down for impairment in 1995.

         Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport have not met and are not expected to meet previously projected income levels due to lower rental market rates. Expenses are slightly higher than anticipated and tenant procurement cost estimates are greater than amounts projected at the date of management's impairment review in 1994. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimated resulted in a $4,900,000 write-down for impairment in 1995.

         Southern National Corp. acquired First Savings Bank (the original master lessee) in January 1994. Southern National had given notice that it was not interested in remaining as a tenant after expiration of its lease but was interested in acquiring the building. Management believed that substantial renovations to the building would be required to adapt it to multi-tenant use. Since the building might require substantial renovations and market rental rates at that time were substantially below those which were payable under the expiring lease, management determined that a write-down for impairment on the building of $3,450,000 was required in 1993 based on an assumed sale using a 10% capitalization rate. The building was sold to Southern National for $5,500,000 on August 8, 1994. Based on the sales price, an additional write-down of $181,000 was recorded in 1994.

         The following table is a summary of the Partnership's real estate as of:

                                                        December 31,
                                               --------------------------------
                                                   1995                1994
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 16,214,762

Buildings and improvements .............         34,171,794          47,407,377
                                               ------------        ------------
                                                 45,228,760          63,622,139

Less: Accumulated depreciation .........        (12,694,788)        (11,714,459)
                                               ------------        ------------

                                               $ 32,533,972        $ 51,907,680
                                               ============        ============

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                                    YEARS ENDING DECEMBER 31,
                                   1996           1997           1998           1999          2000        Thereafter        Total
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
Westbrook .................    $   564,000    $   340,000    $   330,000    $   330,000    $   330,000    $ 2,937,000    $ 4,831,000
Southport .................      1,633,000      1,483,000      1,334,000      1,115,000        889,000        687,000      7,141,000
Loch Raven ................        830,000        769,000        707,000        634,000        390,000        552,000      3,882,000
Century Park ..............        822,000        837,000        852,000        873,000        862,000      4,703,000      8,949,000
568 Broadway ..............      2,040,000      2,047,000      1,783,000      1,530,000      1,468,000      5,215,000     14,083,000
Seattle Tower .............        613,000        436,000        298,000        231,000        143,000        235,000      1,956,000
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
                               $ 6,502,000    $ 5,912,000    $ 5,304,000    $ 4,713,000    $ 4,082,000    $14,329,000    $40,842,000
                               ===========    ===========    ===========    ===========    ===========    ===========    ===========

5.          DISTRIBUTIONS PAYABLE

                                                               December 31,
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
Limited partners ($.60 per unit) ...............        $240,006        $240,006

General partners ...............................          12,632          12,632
                                                        --------        --------

                                                        $252,638        $252,638
                                                        ========        ========

         Such distributions were paid in the first quarter of 1996 and 1995, respectively.

6.       DUE TO AFFILIATES

                                                               December 31,
                                                         -----------------------
                                                           1995           1994
                                                         --------       --------
Partnership management fee .......................       $227,044       $227,044

Non-accountable expense reimbursement ............         37,500         37,500

Property management fees .........................         88,089         45,824
                                                         --------       --------

                                                         $352,633       $310,368
                                                         ========       ========

         Such amounts were paid in the first quarter of 1996 and 1995, respectively.

7.       PARTNERS' EQUITY

         Units of limited partnership interest are at a stated value of $250. At December 31, 1995, 1994 and 1993, a total of 400,010 units of limited partnership interest, including the initial limited partner, had been
         issued  for  aggregate  capital   contributions  of  $100,002,500.   In
         addition, the General Partners contributed a total of $1,000 to the Partnership.

8.       COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is without merit and intends to vigorously defend it.

c) On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "B&S Litigation') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

         On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the General Partners of the Partnership, the general partners of HEP-86, the managing general partner of HEP-88 and certain officers of the Managing General Partner, among others. The Managing General Partner of the Partnership is also a general partner of HEP-86 and HEP-88.

         On July 19, 1995, the Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP partnerships (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the Managing General Partner, two of the general partners of HEP-86, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners, alleging various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership, and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the Partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making the completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; that the limited partnership units were sold and marketed through the use of false and misleading statements.

         On or about January 31, 1996, the parties to the B & S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of (i) the Partnership, (ii) HEP-86 and, (iii) HEP-88 (collectively, the "HEP Partnerships"), through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular partnership if holders of a majority of the outstanding units of that partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Court. In connection with the Exchange, Participating Investors would receive Shares of Millennium in exchange for their limited partnership units. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partner's existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

         As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting such Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three month period commencing nine months after the effective date of the Exchange. A maximum of 1.5 million Shares (representing approximately 17.7% of the total Shares issued to investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the Effective Date, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would also provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Court, and the costs of providing notice to the class (assuming that all three Partnerships participate in the Exchange). In the event that fewer than all of the Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B & S Litigation would be dismissed with prejudice.

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement would be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

9. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery systems, which is not in accordance with generally accepted accounting principles. The following is a reconciliation of the net
         (loss)  income per the financial  statements to the net taxable  income
         (loss).

                                                      1995                 1994                 1993
                                                  ------------         ------------         ------------
Net (loss) income per financial statements        $(18,624,934)        $  1,442,884         $ (7,160,418)

Write-down for impairment ................          20,469,050              181,000           10,050,650

Tax loss from sale of Southern National ..                --             (2,383,290)                --

Tax depreciation in excess of financial
statement depreciation ...................          (1,564,609)          (1,588,134)          (1,507,228)
                                                  ------------         ------------         ------------

Net taxable income (loss) ................        $    279,507         $ (2,347,540)        $  1,383,004
                                                  ============         ============         ============

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                          December 31,
                                                                              1995
                                                                          -----------
Net assets per financial statements                                       $35,687,529

Write-down for impairment                                                  41,671,150

Tax depreciation in excess of financial statement depreciation            (10,441,703)

Gain on admission of joint venture
    partner not recognized for tax purposes                                  (307,093)

Organization costs not charged to partners'
    equity for tax purposes                                                 1,500,000
                                                                          -----------

Net assets per tax reporting                                              $68,109,883
                                                                          ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

                  The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is also the investment general partner of HEP-86 and the managing general partner of HEP-88, both limited partnerships with investment objectives similar to those of the Partnership. The Associate General Partner is also a general partner in other partnerships affiliated with Presidio and whose investment objectives are similar to those of the Partnership. The Associate General Partner, in its capacity as such, does not devote any material amount of its business time and attention to the Partnership's affairs.

                  Based on a review of Forms 3 and 4 and amendments thereto furnished to the Partnership pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, and written representations pursuant to
Item 405(b)(2)(i) of Regulation S-K, none of the General Partners, directors or officers of the Managing General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") during the most recent fiscal or prior fiscal years. No written representations were received from the partners of the Associate General Partner.

                  As of March 15, 1996, the names and ages of, and the positions held by, the officers and directors of the Managing General Partner are as follows:

                                                                                      Has Served as
                                                                                      an Officer
                                                                                      and/or
             Name                   Age                    Position                   Director Since
- - ------------------------------      ---       ----------------------------------      --------------
Joseph M. Jacobs                    43        Director and President                  November 1994

Jay L. Maymudes                     35        Director, Vice President,               November 1994
                                              Secretary and Treasurer

Robert Holtz                        28        Vice President                          November 1994

Arthur H. Amron                     39        Vice President and                      November 1994
                                              Assistant Secretary

Frederick Simon                     42        Vice President                          February 1996

                  All of the current executive officers and directors were elected following the consummation of Integrated's plan of reorganization under which the Managing General Partner became indirectly wholly-owned by Presidio. Biographies for the executive officers and directors follow:

                  Joseph M.  Jacobs has been a  director  and the  President  of
Presidio  since its  formation  in August 1994 and a director,  Chief  Executive
Officer, President and Treasurer of Resurgence Properties Inc., a company engaged in diversified real estate activities ("Resurgence"), since its formation in March 1994. Since January 1, 1996, Mr. Jacobs has been a member and the President of Wexford. From May 1994 to December 1995, Mr. Jacobs was the President of Wexford Management Corp. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

                  Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was a Senior Vice President of Dusco, Inc., a real estate investment advisor.

                  Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

                  Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been the general counsel and a Senior Vice President of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the general counsel and, from March 1995 to December 1995, a Vice President, of Wexford Management Corp. From 1992 through November 1994 Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel.

                  Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence. Prior to joining Wexford, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the U.S. arm of Greycoat PLC, a London stock exchange real estate investment and development company.

                  All of the directors will hold office, subject to the bylaws of the Managing General Partner, until the next annual meeting of stockholders of the Managing General Partner and until their successors are elected and qualified.

                  There are no family relationships between any executive officer and any other executive officer or director of the Managing General Partner.

                  As of March 15, 1996, the names and ages of, as well as the position held by, the officers and directors of the Associate General Partner are as follows:

                                                                                         Has Served as an
                                                                                         Officer and/or
        Name                         Age               Position                          Director Since
- - -------------------------------   -----------  -------------------------------   -------------------------------
Robert Holtz                         28        Director and President                       March 1995

Mark Plaumann                        40        Director and Vice                            March 1995
                                               President

Jay L. Maymudes                      35        Vice President, Secretary                    March 1995
                                               and Treasurer

Arthur H. Amron                      39        Vice President and                           March 1995
                                               Assistant Secretary

                  See the biographies of the above named officers and directors in the preceding section except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management Corp. from February 1995 to December 1995 and was employed by Alvarez & Marsal, Inc., a workout firm as Managing Director from February 1990 to January 1995. Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

                  Affiliates of the General Partners are also engaged in business related to the acquisition and operation of real estate.

                  Many of the officers, directors and partners of the Managing General Partner and the Associate General Partner are also officers and/or directors of the general partners of other public partnerships controlled by Presidio and various subsidiaries of Presidio.

Item 11.          Executive Compensation

                  The Partnership is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or the partners of the Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the Managing General Partner believes that any compensation attributable to services performed for the Partnership is immaterial. See also "Item 13. Certain Relationships and Related Transactions."

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management

                  As of March 15, 1996, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units.

                  No directors, officers or partners of the Managing General Partner presently own any Units.

                  As of March 1, 1996, there were 8,766,569 shares of outstanding common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Managing General Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

                  The following table sets forth certain information known to the Partnership with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1996, by each person who beneficially owns 5% or more of the Class A Shares, $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, $.01 par value, of Presidio.

                                                                 Beneficial Ownership
                                                      --------------------------------------------
                                                            Number of              Percentage
Name of Beneficial Owner                                     Shares                Outstanding
- - -----------------------------------------             ---------------------  ---------------------
Thomas F. Steyer                                            3,169,083(1)              36.1%
Fleur A. Fairman

John M. Angelo                                              1,223,294(2)              14.0%
Michael L. Gordon

The TCW Group, Inc.                                         1,151,769(3)              13.1%
  and affiliates

Intermarket Corp.                                           1,000,918(4)              11.4%

- - ------------
(1) As the managing partners of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer and Fleur
         A. Fairman may each be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 985,135, 1,104,240, 484,180 and 159,271
         shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, Inc. ("FCMI") and various managed accounts, FCMI has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 436,257 shares held in such accounts. Mr. Steyer and Ms. Fairman are the sole stockholders of FCMI and its Chairman and President, respectively. The shares beneficially owned by FCMI are included in the listed ownership. The other general partners of the Farallon Partnerships are David Cohen, Joseph Downes, Jason Fish, William Mellin, Meridee Moore and Eric Ruttenberg and such persons may also be deemed to own beneficially the shares held by the Farallon Partnerships. Each of such persons also serves as a managing director of FCMI.

(2) John M. Angelo and Michael L. Gordon, the general partners and controlling persons of AG Partners, L.P., which is the general partner of Angelo, Gordon & Co., L.P., may be deemed to have beneficial ownership under Rule 13d-3 of the Exchange Act of the securities beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates. Angelo, Gordon & Co., L.P., a registered investment adviser, serves as general partner of various limited partnerships and as investment advisor of third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3) TCW Special Credits, an affiliate of The TCW Group, Inc. serves as general partner of various limited partnerships and investment advisor of various trusts and third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships, trusts and third party accounts. TCW Asset Management Company, a subsidiary of The TCW Group, Inc., is the managing general partner of TCW Special Credits. The TCW Group, Inc. may be deemed to be a beneficial owner of such shares for purposes of the reporting requirements under Rule 13d-3 of the Exchange Act; however, The TCW Group, Inc. and its affiliates disclaim beneficial ownership of these shares.

(4) Intermarket Corp. serves as general partner for certain limited partnerships and as investment advisor for certain corporations and foundations. As a result of such relationships, Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A shares held by such partnerships, corporations, and foundations.

                  All of Presidio's Class B Shares are owned by IR Partners. These 1,200,000 Class B Shares are convertible in the future under certain circumstances into 1,200,000 Class A Shares, however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management Company Inc. ("Steinhardt Management"), certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates is a limited partnership whose general partner is Charles
E. Davidson, the Chairman of the Board of Presidio. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates, and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

                  The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of IR Partners and Michael Steinhardt and his affiliates is 605 Third Avenue, 33rd Floor, New York, New York 10158; the address of Charles E. Davidson is c/o Wexford, 411 West Putnam Avenue, Greenwich, Connecticut 06830. The address of The TCW Group, Inc. and its affiliates is 865 South Figeroa Street, 18th Floor, Los Angeles, California 90017. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address of Intermarket Corp. is 667 Madison Avenue, 7th Floor, New York, N.Y. 10021.

Item 13.  Certain Relationships and Related Transactions

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1995, earned or received compensation or payments for services from the Partnership or Presidio subsidiaries as follows:

                                                    Capacity in                      Compensation from
Name of Recipient                                   Which Served                      the Partnership
- - ----------------------------------------    ---------------------------------    ---------------------------
Resources High Equity Inc.                  Managing General Partner                    $1,107,689(1)

Presidio AGP Corp.                          Associate General Partner                   $    1,011(2)
Z Square G Partners II

Resources Supervisory                       Affiliated Property                         $  161,137(3)
Management Corp.                            Managers

- - ------------
(1) Of this amount $49,517 represents the Managing General Partner's share of distributions of cash from operations, $150,000 represents payment for nonaccountable expenses of the Managing General Partner based upon the number of Units sold and $908,172 represents a Partnership
         Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 1995, $13,696 of the Partnership's taxable loss was allocated to the Managing General Partner.

(2) This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1995, $279 of the Partnership's taxable loss was allocated to the Associate General Partner.

(3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee paid to Resources Supervisory was $303,936, of which $142,799 was paid to unaffiliated management companies.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements: see Index to Financial Statements in Item 8.

(a) (2)  Financial Statement Schedule:

                  III.     Real Estate and Accumulated
                           Depreciation

(a) (3)  Exhibits:

3,  4.            (a) Amended and Restated Partnership  Agreement  ("Partnership
                  Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February
                  4, 1985, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (b)  Amendment  dated  April  1,  1985  to  the  Partnership's
                  Partnership Agreement, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1985.

                  (c) Restatement of Amendment dated December 1, 1986 to the Partnership's Partnership Agreement, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (d) Amendment dated as of April 1, 1988 to the Partnership's Partnership Agreement, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988.

10. (a) Agent's Agreement between the Partnership and Resources Property Man agement Corp., incorporated by reference to
                  Exhibit 10(b) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (b) Acquisition and Disposition Services Agreement among the Partnership and Realty Resources Inc., and Resources Acquisitions, Inc., incorporated by reference to Exhibit 10(c) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (c) Agreement among Resources High Equity, Inc., Integrated Resources, Inc. and Z Square G Partners II, incorporated by reference to Exhibit 10(d) to the Pa rtnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (d) Lease Agreement dated June 12, 1985, between the Partnership and First Federal Savings and Loan Association of South Carolina for the First Federal Office Building, incorporated by reference to Exhibit 10(g) to the Partnership's Post-Effective Amendment No. 1 to Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (e) Joint Venture Agreement dated November 2, 1986 between the Partnership and High Equity Partners, L.P. - Series 86, A California Limited Partnership, with respect to Century Park I, incorporated by reference to Exhibit 10(b) to the P artnership's Current Report on Form 8-K dated November 7, 1986.

                  (f) Joint Venture Agreement dated October 27, 1986 between the Partnership and High Equity Partners, L.P. - Series 86, with respect to 568 Broadway, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 19, 1986.

                  (g) Joint Venture Agreement dated November 24, 1986 between the Partnership and High Equity Partners, L.P. - Series 86, with respect to Seattle Tower, incorporated by reference to
                  Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated December 8, 1986.

                  (h) Amended and Restated Joint Venture Agreement dated February 1, 1990 among the Partnership, High Equity Partners, L.P. - Series 86 and High Equity Partners, L.P. - Series 88, with respect to 568 Broadway, incorporated by reference to
                  Exhibit 10(a) to the Partnership's Current Report on Form 8-K dated February 1, 1990.

                  (i) First Amendment to Amended and Restated Joint Venture Agreement of 568 Broadway Joint Venture, dated as of February 1, 1990, among the Partnership, High Equity Partners, L.P. - Series 86 and High Equity Partners, L.P. - Series 88, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (j) Agreement, dated as of March 23, 1990, among the Partnership, Resources High Equity Inc. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (k) Amending Agreement, dated as of December 31, 1991, to Agreement dated as of March 23, 1990, among the Partnership, Resources High Equity Inc. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

                  (l) Form of Termination of Supervisory Management Agreement (separate agreement entered into with respect to each individual property) and Form of Supervisory Management Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each property), incorporated by reference to Exhibit 10(s) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

                  (m) Amending Agreement, dated as of December 30, 1992, to Agreement dated as of March 23, 1990, among the Partnership, Resources High Equity, Inc. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(m) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

                  (n) Amending Agreement, dated as of December 29, 1993, to Agreement dated as of March 23, 1990, among the Partnership, Resources High Equity, Inc. and Resources Property Management Corp., incorporated by reference with respect to the payment of deferred fees.

         (b)      Reports on Form 8-K:

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      INDEX


Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 1995, 1994 and 1993 and years then ended, as required:

         Schedule III      - Real estate and accumulated depreciation

                           - Notes to Schedule III - Real estate and
                                    accumulated depreciation


         All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused This report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTEGRATED RESOURCES HIGH EQUITY
                                             PARTNERS, SERIES 85, A CALIFORNIA
                                             LIMITED PARTNERSHIP

                                              By: RESOURCES HIGH EQUITY, INC.
                                                  Managing General Partner



Dated: March 29, 1996                         By: /s/ Joseph M. Jacobs
                                                  --------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 29, 1996                         By:  /s/ Joseph M. Jacobs
                                                   --------------------
                                                   Joseph M. Jacobs
                                                   President and Director
                                                   (Principal Executive Officer)


Dated: March 29, 1996                         By:  /s/ Jay L. Maymudes
                                                   -------------------
                                                   Jay L. Maymudes
                                                   Vice President, Secretary,
                                                   Treasurer and Director
                                                   (Principal Financial and
                                                   Accounting Officer)

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
 A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995
====================================================================================================================================
                                                                                                                     Costs
                                                                                                                  Capitalized
                                                                                                                 Subsequent to
                                                                                      Initial Cost                Acquisition
                                                                               --------------------------  -------------------------
                                                                                               Buildings
                                                                                                 and                      Carrying
                    Description                                  Encumbrances      Land      Improvements  Improvements     Costs
- - --------------------------------------------------------------   ------------  -----------   ------------  ------------  -----------
RETAIL:

The Westbrook Mall Shopping Center        Brooklyn Center   MN   $      --     $ 1,424,800   $ 3,648,837   $   714,579   $   374,968
The Southport Shopping Center             Ft. Lauderdale    FL          --       6,961,667    13,723,333       846,717     1,866,962
The Loch Raven Shopping Center            Towson            MD          --       2,469,871     6,860,748       791,886       953,837



                                                                 -----------   -----------   -----------   -----------   -----------
                                                                        --      10,856,338    24,232,918     2,353,182     3,195,767
                                                                 -----------   -----------   -----------   -----------   -----------




OFFICE:

Century Park I Office Complex             Kearny Mesa       CA          --       3,122,064    12,717,936     1,430,300     1,363,130
568 Broadway Office Building              New York          NY          --       2,318,801     9,821,517     4,746,147     1,556,212
Seattle Tower Office Building             Seattle           WA          --       2,163,253     5,030,803     1,382,149       609,392
                                                                 -----------   -----------   -----------   -----------   -----------
                                                                        --       7,604,118    27,570,256     7,558,596     3,528,734
                                                                 -----------   -----------   -----------   -----------   -----------




                                                                 $      --     $18,460,456   $51,803,174   $ 9,911,778   $ 6,724,501
                                                                 ===========   ===========   ===========   ===========   ===========

Note: The aggregate cost for Federal income tax purposes is $86,899,910 at December 31, 1995.

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
 A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================
                                                                                                  Gross Amounts at Which
                                                                       Reductions               Carried at Close Of Period
                                                                       Recorded         --------------------------------------------
                                                                       Subsequent to
                                                                       Acquisition                       Buildings
                                                                       ------------                         and
                         Description                                   Write-downs         Land         Improvements       Total
- - --------------------------------------------------------------------   ------------     ------------    ------------    ------------
RETAIL:

The Westbrook Mall Shopping Center            Brooklyn Center    MN    $ (3,400,000)    $    686,001    $  2,077,183    $  2,763,184
The Southport Shopping Center                 Ft. Lauderdale     FL      (4,900,000)       5,998,194      12,500,487      18,498,681
The Loch Raven Shopping Center                Towson             MD      (4,800,000)       1,507,227       4,769,114       6,276,341



                                                                       ------------     ------------    ------------    ------------
                                                                        (13,100,000)       8,191,422      19,346,784      27,538,206
                                                                       ------------     ------------    ------------    ------------




OFFICE:

Century Park I Office Complex                 Kearny Mesa        CA     (11,700,000)       1,123,811       5,809,619       6,933,430
568 Broadway Office Building                  New York           NY     (10,821,150)         977,120       6,644,407       7,621,527
Seattle Tower Office Building                 Seattle            WA      (6,050,000)         764,613       2,370,984       3,135,597
                                                                       ------------     ------------    ------------    ------------
                                                                        (28,571,150)       2,865,544      14,825,010      17,690,554
                                                                       ------------     ------------    ------------    ------------



                                                                       ------------     ------------    ------------    ------------
                                                                       $(41,671,150)    $ 11,056,966    $ 34,171,794    $ 45,228,760
                                                                       ============     ============    ============    ============

Note: The aggregate cost for Federal income tax purposes is $86,899,910 at December 31, 1995.

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
 A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================

                                                                              Accumulated          Date
                    Description                                               Depreciation       Acquired
- - -----------------------------------------------------------                   ------------       --------
RETAIL:


The Westbrook Mall Shopping Center   Brooklyn Center    MN                    $ 1,174,444           1985
The Southport Shopping Center        Ft. Lauderdale     FL                      3,757,197           1986
The Loch Raven Shopping Center       Towson             MD                      1,806,163           1986



                                                                              -----------
                                                                                6,737,804
                                                                              -----------




OFFICE:

Century Park I Office Complex        Kearny Mesa        CA                      2,476,097           1986
568 Broadway Office Building         New York           NY                      2,322,918           1986
Seattle Tower Office Building        Seattle            WA                      1,157,969           1986
                                                                              -----------
                                                                                5,956,984
                                                                              -----------



                                                                              -----------
                                                                              $12,694,788
                                                                              ===========

Note: The aggregate cost for Federal income tax purposes is $86,899,910 at December 31, 1995.

 INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
  A California Limited Partnership

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
================================================================================



(A) RECONCILIATION OF REAL ESTATE OWNED:

                                                 For the Years Ended December 31,
                                     ------------------------------------------------------
                                         1995                 1994                 1993
                                     ------------         ------------         ------------
BALANCE AT BEGINNING OF YEAR         $ 63,622,139         $ 70,637,066         $ 79,583,111

  ADDITIONS DURING THE YEAR
  Improvements to Real Estate           2,075,671            1,058,855            1,104,605

  OTHER CHANGES
  Write-down for Impairment           (20,469,050)            (181,000)         (10,050,650)
  Sales - net                                --             (7,892,782)                --
                                     ------------         ------------         ------------
BALANCE AT END OF YEAR (1)           $ 45,228,760         $ 63,622,139         $ 70,637,066
                                     ============         ============         ============


(1) INCLUDES  THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISTION  AND CLOSING
    COSTS.




(B) RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                 For the Years Ended December 31,
                                      -----------------------------------------------------
                                         1995                 1994                 1993
                                      -----------         ------------         ------------
BALANCE AT BEGINNING OF YEAR          $ 11,714,459        $ 12,982,723         $ 11,613,475

  ADDITIONS DURING THE YEAR
    Depreciation Expense (1)               980,329           1,149,796            1,369,248

  SUBTRACTIONS DURING THE YEAR
    Sales                                     --            (2,418,060)                --
                                      ------------        ------------         ------------

BALANCE AT END OF YEAR                $ 12,694,788        $ 11,714,459         $ 12,982,723
                                      ============        ============         ============


(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.