Form 10-Q
period 1996-03-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1996-05-15
CIK 730067

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                              13-3239107
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]       No   [   ]

================================================================================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996


                                      INDEX


Part I. Financial Information:

Balance Sheets--March 31, 1996 and December 31, 1995

Statements of Operations--Three Months Ended March 31, 1996
    and 1995

Statement of Partners' Equity--Three Months Ended
    March 31, 1996

Statements of Cash Flows--Three Months Ended
    March 31, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996


                          Part I. Financial Information

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Other than the write-down for impairment, all of the aforementioned adjustments are of a normal recurring nature and there have not been any non-recurring adjustments included in the results reported for the current period.

                                 BALANCE SHEETS

                                                March 31, 1996   December 31, 1995
                                                --------------   -----------------
ASSETS

Real estate ................................     $ 32,449,278      $ 32,533,972
Cash and cash equivalents ..................        3,265,359         2,450,943
Other assets ...............................        2,158,476         2,121,920
Receivables ................................          146,873           202,762
                                                 ------------      ------------

                                                 $ 38,019,986      $ 37,309,597
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,198,898      $  1,016,797
Due to affiliates ..........................          289,203           352,633
Distributions payable ......................          252,638           252,638
                                                 ------------      ------------

                                                    1,740,739         1,622,068
                                                 ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........       39,464,458        38,902,326
  General partners' deficit ................       (3,185,211)       (3,214,797)
                                                 ------------      ------------

                                                   36,279,247        35,687,529
                                                 ------------      ------------

                                                 $ 38,019,986      $ 37,309,597
                                                 ============      ============

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                            STATEMENTS OF OPERATIONS

                                                            For The Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                1996           1995
                                                            ------------   ------------
Rental revenue ..........................................   $  2,413,390   $  2,165,304
                                                            ------------   ------------
Costs and Expenses:

     Operating expenses .................................        857,605        849,797

     Depreciation and amortization ......................        319,365        318,000

     Partnership management fee .........................        227,043        227,043

     Administrative expenses ............................        131,460        117,027

     Property management fee ............................         75,297         57,566

     Write-down for impairment ..........................           --       20,469,050
                                                            ------------   ------------

                                                               1,610,770     22,038,483
                                                            ------------   ------------
Income (loss) before interest
     and other income ...................................        802,620    (19,873,179)

     Interest income ....................................         27,286         33,522

     Other income .......................................         14,450         14,700
                                                            ------------   ------------

Net income (loss) .......................................   $    844,356   $(19,824,957)
                                                            ============   ============
Net income (loss) attributable to:

     Limited partners ...................................   $    802,138   $(18,833,709)

     General partners ...................................         42,218       (991,248)
                                                            ------------   ------------

Net income (loss) .......................................   $    844,356   $(19,824,957)
                                                            ============   ============

Net income (loss) per unit of limited
     partnership interest (400,010 units
     outstanding) .......................................   $       2.01   $     (47.08)
                                                            ============   ============
                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                          STATEMENT OF PARTNERS' EQUITY


                                                 General         Limited
                                                 Partners'       Partners'
                                                 (Deficit)        Equity          Total
                                               ------------    ------------    ------------
Balance, January 1, 1996 ...................   $ (3,214,797)   $ 38,902,326    $ 35,687,529

Net income for the three
    months ended March 31, 1996 ............         42,218         802,138         844,356

Distributions as a return of capital for the
    three months ended March 31, 1996
    ($.60 per limited partnership unit) ....        (12,632)       (240,006)       (252,638)
                                               ------------    ------------    ------------

Balance, March 31, 1996 ....................   $ (3,185,211)   $ 39,464,458    $ 36,279,247
                                               ============    ============    ============


                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                            STATEMENTS OF CASH FLOWS

                                                    For The Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1996            1995
                                                   ------------    ------------
Cash Flows From Operating Activities:

     Net income (loss) .........................   $    844,356    $(19,824,957)
     Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
           Write-down for impairment ...........           --        20,469,050
           Depreciation and amortization .......        319,365         318,000
           Straight-line adjustment for stepped
           lease rentals .......................        (10,442)         (1,850)
     Changes in assets and liabilities:
           Accounts payable and accrued expenses        182,102         170,896
           Receivables .........................         55,889        (390,171)
           Due to affiliates ...................        (63,430)        (23,825)
           Other assets ........................        (75,889)        (53,021)
                                                   ------------    ------------

     Net cash provided by
           operating activities ................      1,251,951         664,122
                                                   ------------    ------------

Cash Flows From Investing Activities:

     Improvements to real estate ...............       (184,897)       (309,607)
                                                   ------------    ------------

Cash Flows From Financing Activities:

     Distributions to partners .................       (252,638)       (252,638)
                                                   ------------    ------------

Increase In Cash And Cash Equivalents ..........        814,416         101,877

Cash And Cash Equivalents,
     Beginning of Year .........................      2,450,943       2,666,385
                                                   ------------    ------------

Cash And Cash Equivalents,
     End of Quarter ............................   $  3,265,359    $  2,768,262
                                                   ============    ============

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 year end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         In  March  1995,  the  Financial   Accounting  Standards  Board  issued
         Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Z Square G Partners II which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $23,650. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended March 31, 1996 and 1995, Resources Supervisory was entitled to receive $75,297 and $57,566, respectively, of which $50,637 and $35,566 was paid to unaffiliated management companies, respectively. These fees were paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended March 31, 1996 and 1995, the Managing General Partner was entitled to receive $37,500 which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1996 and 1995, the Managing General Partner was entitled to receive $227,043 which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income and (losses) of the Partnership which amounted to $42,218 and $(991,248) for the quarters ended March 31, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $12,632 for each of the quarters ended March 31, 1996 and 1995.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $20,469,050 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were deemed necessary for the first quarter 1996.

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                  Three Months Ended March 31,
                                               ---------------------------------
      Property                                     1996                  1995
- --------------------                           -----------           -----------
Seattle Tower ......................           $      --             $ 3,550,000
Century Park I .....................                  --               1,250,000
568 Broadway .......................                  --               2,569,050
Westbrook ..........................                  --               3,400,000
Loch Raven .........................                  --               4,800,000
Southport ..........................                  --               4,900,000
                                               -----------           -----------
                                               $      --             $20,469,050
                                               ===========           ===========

         The following table is a summary of the Partnership's real estate as of:

                                                 March 31,         December 31,
                                                   1996                1995
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966
Building and improvements ..............         34,356,690          34,171,794
                                               ------------        ------------
                                                 45,413,656          45,228,760
Less: Accumulated depreciation .........        (12,964,378)        (12,694,788)
                                               ------------        ------------

                                               $ 32,449,278        $ 32,533,972
                                               ============        ============

5.       DISTRIBUTIONS PAYABLE

                                                        March 31,     December 31,
                                                          1996            1995
                                                        --------        --------
Limited partners ($.60  per unit) ..............        $240,006        $240,006
General partners ...............................          12,632          12,632
                                                        --------        --------

                                                        $252,638        $252,638
                                                        ========        ========

         Such distributions were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

6.       DUE TO AFFILIATES

                                                         March 31,     December 31,
                                                           1996           1995
                                                         --------       --------
Partnership management fee .......................       $227,043       $227,044
Property management fee ..........................         24,660         88,089
Non-accountable expense reimbursement ............         37,500         37,500
                                                         --------       --------

                                                         $289,203       $352,633
                                                         ========       ========

         Such amounts were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

7.       COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The 568 Broadway Joint Ventures action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the 568 Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the 568 Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the 568 Broadway Joint Venture will prevail in those actions as well.

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the state of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damage theirs of $20 million, and punitive damages of $10 million. The Partnerships believes that this suit is meritless and intends to vigorously defend it.

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

         On or about January 31, 1996, the parties to the B & S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement, The revised settlement proposal, like the previous proposal, involves the reorganization of (i) the Partnership, (ii) HEP-86 and, (iii) HEP-88 (collectively, the "HEP Partnerships"), through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular partnership if holders of a majority of the outstanding units of that partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Court. In connection with the Exchange, Participating Investors would receive Shares of Millennium in exchange for their limited partnership units. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partner's existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. The Partnership is considering a variety of alternatives relating to the structure of, and consideration to be received in connection with, the settlement in response to the expert's report. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement would be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

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

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the quarter ended March 31, 1996, 100% of distributions and capital expenditures were funded from cash flows. As of March 31, 1996, the Partnership had total working capital reserves of approximately $1,890,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on future cash flow distributions. Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

During the three months ended March 31, 1996, cash and cash equivalents increased $814,416 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,251,951 for the three months ended March 31, 1996. The Partnership used $184,897 for capital expenditures related to capital and tenant improvements to the properties and $252,638 for distributions to partners for the three months ended March 31, 1996.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements may in the future exceed the Partnership's current working capital reserves. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties, which would have an adverse effect on future distributions. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

REAL ESTATE MARKET

The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

IMPAIRMENT OF ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement # 121, "Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

Management recorded write-downs for impairment totaling $20,469,050 in the first quarter 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were deemed necessary for the first quarter 1996.

The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                         Three Months Ended March 31,
                                         ----------------------------
         Property                           1996             1995
         --------                        ---------       ------------
Seattle Tower                             $    ---       $ 3,550,000
Century Park I                                 ---         1,250,000
568 Broadway                                   ---         2,569,050
Westbrook                                      ---         3,400,000
Loch Raven                                     ---         4,800,000
Southport                                      ---         4,900,000
                                          --------      ------------
                                          $    ---       $20,469,050
                                          ========      ============

RESULTS OF OPERATIONS

The Partnership experienced net income for the three months ended March 31, 1996 compared to a net loss for the three months ended March 31, 1995 due primarily to the significant write-downs for impairment recorded in 1995.

Rental revenue increased slightly for the three months ended March 31, 1996 as compared to the prior period. Revenues at Century Park increased during 1996 due to higher occupancy rates as three new leases were executed in mid-1995. Revenues at Southport increased as higher percentage rent was collected from certain tenants during the three months ended March 31, 1996 compared to the same period in 1995 due to higher sales volume at the tenants' stores.

Costs and  expenses  decreased  during the three  months  ended  March 31,  1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995. Operating expenses, depreciation and amortization, and partnership management fees were relatively consistent with the same period in the prior year. The increase in administrative expenses is primarily related to increases in allocated partnership payroll costs and higher printing costs related to investor services in the first quarter of 1996 compared to 1995. Property management fees increased during the three months ended March 31, 1996 as compared to the prior period due to the increase in rental revenue.

For the three  months ended March 31, 1996,  interest  income and other  income,
which  consists  of  investor  ownership  transfer  fees,   remained  relatively
consistent as compared to the same three month period in 1995.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                          Part II. - Other Information

Item 1 -          Legal Proceedings

(a)               See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 -          Exhibits and Reports on Form 8-K

(a)               Exhibits: There were no exhibits filed.

(b)               Reports on Form 8-K: There were no reports filed.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Integrated Resources High Equity
                                              Partners, Series 85,
                                              A California Limited Partnership




                                     By:      Resources High Equity, Inc.,
                                              Managing General Partner




Dated:   May 15, 1996                By:      /S/ Joseph M. Jacobs
                                              --------------------
                                              Joseph M. Jacobs
                                              President
                                              (Duly Authorized Officer)




Dated:   May 15, 1996                By:      /S/ Jay L. Maymudes
                                              -------------------
                                              Jay L. Maymudes
                                              Vice President, Secretary
                                              and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)