Form 10-Q
period 1996-06-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1996-08-14
CIK 730067

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

                  For the quarterly period ended June 30, 1996

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                                      INDEX



Part I. Financial Information:

Balance Sheets--June 30, 1996 and December 31, 1995

Statements of Operations--Three Months Ended June 30, 1996
    and 1995 and Six Months Ended June 30, 1996 and 1995

Statement of Partners' Equity--Six Months Ended
    June 30, 1996

Statements of Cash Flows--Six Months Ended
    June 30, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                     1996               1995
                                                 ------------      ------------
ASSETS

Real estate ................................     $ 32,284,572      $ 32,533,972
Cash and cash equivalents ..................        3,842,512         2,450,943
Other assets ...............................        2,173,519         2,121,920
Receivables ................................          184,216           202,762
                                                 ------------      ------------

                                                 $ 38,484,819      $ 37,309,597
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,282,550      $  1,016,797
Due to affiliates ..........................          281,533           352,633
Distributions payable ......................          252,638           252,638
                                                 ------------      ------------

                                                    1,816,721         1,622,068
                                                 ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........       39,833,867        38,902,326
  General partners' deficit ................       (3,165,769)       (3,214,797)
                                                 ------------      ------------

                                                   36,668,098        35,687,529
                                                 ------------      ------------

                                                 $ 38,484,819      $ 37,309,597
                                                 ============      ============

 See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                         FORM 10-Q - June 30, 1996

                                         STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended            For the Six Months Ended
                                                                          June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                   1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
Rental Revenue ........................................       $  2,150,499       $  1,794,930       $  4,563,889       $  3,960,234
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:

     Operating expenses ...............................            826,015            878,101          1,683,620          1,727,899
     Depreciation and amortization ....................            319,365            220,000            638,730            538,000
     Partnership management fee .......................            227,043            227,043            454,086            454,086
     Administrative expenses ..........................            116,282            125,190            247,742            242,217
     Property management fee ..........................             61,562             72,914            136,859            130,480
     Write-down for impairment ........................               --                 --                 --           20,469,050
                                                              ------------       ------------       ------------       ------------

                                                                 1,550,267          1,523,248          3,161,037         23,561,732
                                                              ------------       ------------       ------------       ------------
Income (loss) before interest
     and other income .................................            600,232            271,682          1,402,852        (19,601,498)

     Interest income ..................................             25,897             38,741             53,183             72,263

     Other income .....................................             15,360             11,950             29,810             26,650
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    641,489       $    322,373       $  1,485,845       $(19,502,585)
                                                              ============       ============       ============       ============

Net income (loss) attributable to:

     Limited partners .................................       $    609,415       $    306,254       $  1,411,553       $(18,527,456)

     General partners .................................             32,074             16,119             74,292           (975,129)
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    641,489       $    322,373       $  1,485,845       $(19,502,585)
                                                              ============       ============       ============       ============

Net income (loss) per unit of limited
     partnership interest (400,010 units
     outstanding) .....................................       $       1.52       $        .77       $       3.53       $     (46.32)
                                                              ============       ============       ============       ============

See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                            FORM 10-Q - June 30, 1996

                                           STATEMENT OF PARTNERS' EQUITY

                                                                             General               Limited
                                                                            Partners'             Partners'
                                                                            (Deficit)              Equity                  Total
                                                                         ------------           ------------           ------------
Balance, January 1, 1996 ......................................          $ (3,214,797)          $ 38,902,326           $ 35,687,529

Net income for the six
    months ended June 30, 1996 ................................                74,292              1,411,553              1,485,845

Distributions as a return of capital for the
    six months ended June 30, 1996
    ($1.20 per limited partnership unit) ......................               (25,264)              (480,012)              (505,276)
                                                                         ------------           ------------           ------------

Balance, June 30, 1996 ........................................          $ (3,165,769)          $ 39,833,867           $ 36,668,098
                                                                         ============           ============           ============

See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                            STATEMENTS OF CASH FLOWS

                                                       For The Six Months Ended
                                                                June 30,
                                                        1996               1995
                                                   ------------    ------------
Cash Flows From Operating Activities:

     Net income (loss) .........................   $  1,485,845    $(19,502,585)
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
           Write-down for impairment ...........           --        20,469,050
           Depreciation and amortization .......        638,730         538,000
           Straight-line adjustment for stepped
           lease rentals .......................        (20,884)        (15,297)
     Changes in assets and liabilities:
           Accounts payable and accrued expenses        265,753         618,715
           Receivables .........................         18,546         141,756
           Due to affiliates ...................        (71,100)        (27,248)
           Other assets ........................       (130,264)       (242,675)
                                                   ------------    ------------

     Net cash provided by
           operating activities ................      2,186,626       1,979,716
                                                   ------------    ------------

Cash Flows From Investing Activities:

     Improvements to real estate ...............       (289,781)       (491,073)
                                                   ------------    ------------

Cash Flows From Financing Activities:

     Distributions to partners .................       (505,276)       (505,276)
                                                   ------------    ------------

Increase In Cash And Cash Equivalents ..........      1,391,569         983,367

Cash And Cash Equivalents,
     Beginning of Year .........................      2,450,943       2,666,385
                                                   ------------    ------------

Cash And Cash Equivalents,
     End of Quarter ............................   $  3,842,512    $  3,649,752
                                                   ============    ============

See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably,

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Z Square G Partners II which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $23,650. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended June 30, 1996 and 1995, Resources Supervisory was entitled to receive $61,562 and $72,912, respectively, of which $44,572 and $52,864 was paid to unaffiliated management companies, respectively. These fees were paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year (exclusive of the administrative expenses paid to

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                            FORM 10-Q - June 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Wexford ). For each of the quarters ended June 30, 1996 and 1995, the Managing General Partner was entitled to receive $37,500 which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1996 and 1995, the Managing General Partner was entitled to receive $227,043 which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income of the Partnership which amounted to $32,074 and $16,119 for the quarters ended June 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $12,632 for each of the quarters ended June 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         In July 1996, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 598 units of the Partnership from various limited partners. These purchases represent less than .2% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $20,469,050 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the six months ended June 30, 1996.

         The following table represents the write-downs for impairment recorded on the Partnership's properties:
                                               Six Months Ended June 30,
                                     ------------------------------------------
              Property                     1996                        1995
         ------------------          -----------------          ----------------
         Seattle Tower               $          ---            $      3,550,000
         Century Park I                         ---                   1,250,000
         568 Broadway                           ---                   2,569,050
         Westbrook                              ---                   3,400,000
         Loch Raven                             ---                   4,800,000
         Southport                              ---                   4,900,000
                                     -----------------         ----------------
                                     $          ---            $     20,469,050
                                     =================         ================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996


                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table is a summary of the Partnership's real estate as of:

                                               June 30,         December 31,
                                                  1996              1995
                                            ---------------    ---------------
    Land                                    $   11,056,966     $    11,056,966
    Building and improvements                   34,461,574          34,171,794
                                              ------------     ---------------
                                                45,518,540          45,228,760
    Less: Accumulated depreciation             (13,233,968)        (12,694,788)
                                            --------------     ---------------

                                            $   32,284,572     $    32,533,972
                                            ==============     ===============

5.       DISTRIBUTIONS PAYABLE

                                               June 30,         December 31,
                                                  1996              1995
                                            -------------      -------------
    Limited partners ($.60  per unit)       $    240,006       $     240,006
    General partners                              12,632              12,632
                                            ------------       -------------

                                            $    252,638       $     252,638
                                            ============       ==============

         Such distributions were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

6.       DUE TO AFFILIATES

                                               June 30,         December 31,
                                                  1996              1995
                                            ------------       -------------
    Partnership management fee              $    227,043       $    227,044
    Property management fee                       16,990             88,089
    Non-accountable expense reimbursement         37,500             37,500
                                            ------------       ------------

                                            $    281,533       $    352,633
                                            ============       ============

         Such amounts were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                            FORM 10-Q - June 30, 1996

                         NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

              a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The 568 Broadway Joint Ventures action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the 568 Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the 568 Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the 568 Partnership believes that the 568 Broadway Joint Venture will prevail in those actions as well.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. On May 28, 1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all the Partnerships' properties and to provide Participating Investors with dissenters' rights, which would entitle Participating Investors who elected dissenters' rights to receive, as compensation for their Units, unsecured notes issued by Millennium, the face amount of which would be based on the independent appraisals.

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement.

         After a notice regarding the proposed, revised settlement is sent to limited partners, the Court would hold a fairness hearing in order to determine whether the settlement would be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's real estate properties are office buildings and shopping centers, all of which were acquired for cash. The public offering of the Units commenced on February 4, 1985 and was terminated on May 30, 1986. Upon termination, the Partnership had accepted subscriptions for 400,010 Units (including Units held by the initial limited partner) for aggregate net proceeds of $98,502,500 (gross proceeds of $100,002,500 less organization and offering expenses aggregating $1,500,000).

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the six months ended June 30, 1996, 100% of distributions and capital expenditures were funded from cash flows. As of June 30, 1996, the Partnership had total working capital reserves of approximately $2,293,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on future cash flow distributions. Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

During the six months ended June 30, 1996, cash and cash equivalents increased $1,391,569 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,186,626 for the six months ended June 30, 1996. The Partnership used $289,781 for capital expenditures related to capital and tenant improvements to the properties and $505,276 for distributions to partners for the six months ended June 30, 1996.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commisssions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties, which would have an adverse effect on future distributions. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

Management recorded write-downs for impairment totaling $20,469,050 in the first quarter 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were recorded for the six months ended June 30,1996.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                    Six Months Ended June 30,
                               ----------------------------------
         Property                   1996                  1995
         --------              -------------        -------------
Seattle Tower                  $       ---          $   3,550,000
Century Park I                         ---              1,250,000
568 Broadway                           ---              2,569,050
Westbrook                              ---              3,400,000
Loch Raven                             ---              4,800,000
Southport                              ---              4,900,000
                               ------------         -------------
                               $      ---           $  20,469,050
                               ============         =============

RESULTS OF OPERATIONS

The Partnership experienced net income for the six months ended June 30, 1996 compared to a net loss for the six months ended June 30, 1995 due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced an increase in net income for the three months ended June 30, 1996 compared to the same period in the prior year due primarily to higher revenues at certain properties in 1996.

Rental revenue increased for the six months and three months ended June 30, 1996 compared to the same periods in the prior year. Revenues at Century Park, 568 Broadway, and Seattle Tower increased during both periods in 1996 due to higher occupancy rates as new leases were executed in late 1995 and in 1996. Revenues at Southport increased as higher percentage rent and real estate tax reimbursements were collected from certain tenants during 1996 compared to 1995.

Costs and expenses decreased during the six months ended June 30, 1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased slightly for the three months ended June 30, 1996 compared to the same period in the prior year. Operating expenses decreased slightly for the six and three months ended June 30, 1996 compared to 1995 due primarily to fewer bad debt write-offs and lower real estate taxes partially offset by higher repair and maintenance costs. Bad debt expenses decreased at Southport and Westbrook during 1996 compared to 1995 and real estate taxes at 568 Broadway were reduced as a result of appeals of current and prior year's assessed values. Repairs and maintenance expenses increased at Century Park due to higher occupancy and at Loch Raven due to costs related to severe weather.

Depreciation and amortization increased for both the six and three month periods in 1996 due to significant capital and tenant improvement work in 1995. The partnership management fees and administrative expenses for the six and three months ended June 30, 1996 were relatively consistent with the same periods in the prior year. Property management fees increased during the six months ended June 30, 1996 as compared to the prior period due to the increase in rental revenue at certain properties as previously discussed. However, property

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

management fees were lower for the three months ended June 30, 1996 compared to the same period in the prior year due to certain adjustments recorded in 1995 which affect the computation of the property management fee.

Interest income decreased due to lower interest rates for the six months and three months ended June 30, 1996 as compared to the same periods in 1995. Other income, which consists of investor ownership transfer fees, increased during the six and three month periods ended June 30, 1996 compared to the same periods in 1995 due to a greater number of ownership transfers during the second quarter of 1996.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - June 30, 1996


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



                                           Integrated Resources High Equity
                                           Partners, Series 85,
                                           A California Limited Partnership




                                  By:      Resources High Equity, Inc.,
                                           Managing General Partner




Dated:   August 14, 1996          By:      /S/ Joseph M. Jacobs
                                           --------------------
                                           Joseph M. Jacobs
                                           President
                                           (Duly Authorized Officer)




Dated:   August 14, 1996          By:      /S/ Jay L. Maymudes
                                           -------------------
                                           Jay L. Maymudes
                                           Vice President, Secretary
                                           and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)