Form 10-Q
period 1996-09-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1996-11-14
CIK 730067

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

                  For the quarterly period ended September 30, 1996

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                                      INDEX



Part I. Financial Information:

Balance Sheets--September 30, 1996 and December 31, 1995

Statements of Operations--Three Months Ended Setepmber 30, 1996
    and 1995 and Nine Months Ended September 30, 1996 and 1995

Statement of Partners' Equity--Nine Months Ended
    September 30, 1996

Statements of Cash Flows--Nine Months Ended
    September 30, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1996             1995
                                                 ------------      ------------
ASSETS

Real estate ................................     $ 32,128,206      $ 32,533,972
Cash and cash equivalents ..................        4,816,981         2,450,943
Other assets ...............................        2,229,322         2,121,920
Receivables ................................          273,571           202,762
                                                 ------------      ------------
                                                 $ 39,448,080      $ 37,309,597
                                                 ============      ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,868,954      $  1,016,797
Due to affiliates ..........................          283,630           352,633
Distributions payable ......................          252,638           252,638
                                                 ------------      ------------
                                                    2,405,222         1,622,068
                                                 ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........       40,189,889        38,902,326
  General partners' deficit ................       (3,147,031)       (3,214,797)
                                                 ------------      ------------
                                                   37,042,858        35,687,529
                                                 ------------      ------------
                                                 $ 39,448,080      $ 37,309,597
                                                 ============      ============


                        See notes to financial statements

                                        INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                                   FORM 10-Q - September 30, 1996

                                                      STATEMENTS OF OPERATIONS


                                                                For the Three Months Ended            For the Nine Months Ended
                                                                        September 30,                        September 30,
                                                              -------------------------------       -------------------------------
                                                                   1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
Rental Revenue ........................................       $  2,157,450       $  1,647,967       $  6,721,339       $  5,608,201
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:

     Operating expenses ...............................            854,081            814,629          2,537,699          2,542,528
     Depreciation and amortization ....................            319,366            220,000            958,096            758,000
     Partnership management fee .......................            227,043            227,043            681,131            681,129
     Administrative expenses ..........................            128,253            113,295            375,995            355,512
     Property management fee ..........................             63,614             43,512            200,473            173,992
     Write-down for impairment ........................               --                 --                 --           20,469,050
                                                              ------------       ------------       ------------       ------------
                                                                 1,592,357          1,418,479          4,753,394         24,980,211
                                                              ------------       ------------       ------------       ------------
Income (loss) before interest
     and other income .................................            565,093            229,488          1,967,945        (19,372,010)

     Interest income ..................................             39,651             33,061             92,834            105,324

     Other income .....................................             22,654             15,740             52,464             42,390
                                                              ------------       ------------       ------------       ------------
Net income (loss) .....................................       $    627,398       $    278,289       $  2,113,243       $(19,224,296)
                                                              ============       ============       ============       ============

Net income (loss) attributable to:

     Limited partners .................................       $    596,028       $    264,375       $  2,007,581       $(18,263,081)

     General partners .................................             31,370             13,914            105,662           (961,215)
                                                              ------------       ------------       ------------       ------------
Net income (loss) .....................................       $    627,398       $    278,289       $  2,113,243       $(19,224,296)
                                                              ============       ============       ============       ============

Net income (loss) per unit of limited
     partnership interest (400,010 units
     outstanding) .....................................       $       1.49       $        .66       $       5.02       $     (45.66)
                                                              ============       ============       ============       ============

                                                  See notes to financial statements



                    INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                               FORM 10-Q - September 30, 1996

                                STATEMENT OF PARTNERS' EQUITY


                                                   General         Limited
                                                  Partners'       Partners'
                                                  (Deficit)        Equity          Total
                                               ------------    ------------    ------------
Balance, January 1, 1996 ...................   $ (3,214,797)   $ 38,902,326    $ 35,687,529

Net income for the nine
    months ended September 30, 1996 ........        105,662       2,007,581       2,113,243

Distributions as a return of capital for the
    nine months ended September 30, 1996
    ($1.80 per limited partnership unit) ...        (37,896)       (720,018)       (757,914)
                                               ------------    ------------    ------------

Balance, September 30, 1996 ................   $ (3,147,031)   $ 40,189,889    $ 37,042,858
                                               ============    ============    ============



                              See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                            STATEMENTS OF CASH FLOWS

                                                     For The Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                         1996           1995
                                                   ------------    ------------
Cash Flows From Operating Activities:

     Net income (loss) .........................   $  2,113,243    $(19,224,296)
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
           Write-down for impairment ...........           --        20,469,050
           Depreciation and amortization .......        958,096         758,000
           Straight-line adjustment for stepped
           lease rentals .......................        (31,268)        (28,749)
     Changes in assets and liabilities:
           Accounts payable and accrued expenses        852,157         809,150
           Receivables .........................        (70,809)        111,417
           Due to affiliates ...................        (69,003)        (33,166)
           Other assets ........................       (225,458)       (417,991)
                                                   ------------    ------------

     Net cash provided by
           operating activities ................      3,526,958       2,443,415
                                                   ------------    ------------

Cash Flows From Investing Activities:

     Improvements to real estate ...............       (403,006)     (1,418,623)
                                                   ------------    ------------


Cash Flows From Financing Activities:

     Distributions to partners .................       (757,914)       (757,914)
                                                   ------------    ------------

Increase In Cash And Cash Equivalents ..........      2,366,038         266,878

Cash And Cash Equivalents,
     Beginning of Year .........................      2,450,943       2,666,385
                                                   ------------    ------------

Cash And Cash Equivalents,
     End of Quarter ............................   $  4,816,981    $  2,933,263
                                                   ============    ============

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation ("Presidio") and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Z Square G Partners II which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $23,650. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended September 30, 1996 and 1995, Resources Supervisory was entitled to receive $63,614 and $43,512, respectively, of which $44,527 and $30,853 was paid to unaffiliated management companies, respectively. These fees were paid in the subsequent quarters.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year (exclusive of the administrative expenses paid to Wexford ). For each of the quarters ended September 30, 1996 and 1995, the Managing General Partner was entitled to receive $37,500 which was paid in the subsequent quarters.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1996 and 1995, the Managing General Partner was entitled to receive $227,043 which was paid in the subsequent quarters.

         The general partners are allocated 5% of the net income of the Partnership which amounted to $31,370 and $13,914 for the quarters ended September 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions which amounted to $12,632 for each of the quarters ended September 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         During July 1996 through October 1996, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 14,121 units of the Partnership from various limited partners. These purchases represent less than 4% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $20,469,050 in the first quarter of 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the nine months ended September 30, 1996.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                Property                            1996                  1995
                --------                            ----                  ----
Seattle Tower ......................           $      --             $ 3,550,000
Century Park I .....................                  --               1,250,000
568 Broadway .......................                  --               2,569,050
Westbrook ..........................                  --               3,400,000
Loch Raven .........................                  --               4,800,000
Southport ..........................                  --               4,900,000
                                               -----------           -----------
                                               $      --             $20,469,050
                                               ===========           ===========

         The following table is a summary of the Partnership's real estate as of:

                                               September 30,        December 31,
                                                    1996                1995
                                               -------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966
Building and improvements ..............         34,574,799          34,171,794
                                               ------------        ------------
                                                 45,631,765          45,228,760
Less: Accumulated depreciation .........        (13,503,559)        (12,694,788)
                                               ------------        ------------
                                               $ 32,128,206        $ 32,533,972
                                               ============        ============

5.       DISTRIBUTIONS PAYABLE

                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
Limited partners ($.60  per unit) ..............   $ 240,006        $ 240,006
General partners ...............................      12,632           12,632
                                                   ---------        ---------
                                                   $ 252,638        $ 252,638
                                                   =========        =========

         Such distributions were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

6.       DUE TO AFFILIATES

                                                    September 30,   December 31,
                                                        1996            1995
                                                    ------------    ------------
Partnership management fee .......................    $227,043        $227,044
Property management fee ..........................      19,087          88,089
Non-accountable expense reimbursement ............      37,500          37,500
                                                      --------        --------
                                                      $283,630        $352,633
                                                      ========        ========

         Such amounts were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. After a hearing on August 19, 1996, the Court approved the form and method of notice to limited partners regarding the proposed, revised settlement, which has been sent to limited partners.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. The Court also invited a further response from the plaintiffs to such briefs. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations and additional information from the plaintiffs. The Court requested a response within 17 days of its order. Upon final approval of the settlement by the Court, the Consent Solicitation Statement concerning the Exchange would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively vote to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

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

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the nine months ended September 30, 1996, 100% of distributions and capital expenditures were funded from cash flows. As of September 30, 1996, the Partnership had total working capital reserves of approximately $2,787,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In addition, if real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that this would have an adverse effect on future cash flow distributions. Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

During the nine months ended September 30, 1996, cash and cash equivalents increased $2,366,038 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $3,526,958 for the nine months ended September 30, 1996. The Partnership used $403,006 for capital expenditures related to capital and tenant improvements to the properties and $757,914 for distributions to partners for the nine months ended September 30, 1996.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

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

Management recorded write-downs for impairment totaling $20,469,050 in the first quarter of 1995 pursuant to the adoption of SFAS #121 as discussed above. No write-downs were recorded for the nine months ended September 30,1996.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                Property                            1996                  1995
                --------                            ----                  ----
Seattle Tower ......................           $      --             $ 3,550,000
Century Park I .....................                  --               1,250,000
568 Broadway .......................                  --               2,569,050
Westbrook ..........................                  --               3,400,000
Loch Raven .........................                  --               4,800,000
Southport ..........................                  --               4,900,000
                                               -----------           -----------
                                               $      --             $20,469,050
                                               ===========           ===========

RESULTS OF OPERATIONS

The Partnership experienced net income for the nine months ended September 30, 1996 compared to a net loss for the nine months ended September 30, 1995 due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced an increase in net income for the three months ended September 30, 1996 compared to the same period in the prior year due primarily to higher revenues at certain properties in 1996.

Rental revenue increased for the nine months and three months ended September 30, 1996 compared to the same periods in the prior year. Revenues at Century Park I, 568 Broadway, and Seattle Tower increased during both periods in 1996 due to higher occupancy rates as new leases were executed in late 1995 and in 1996. Revenues at Southport increased for the nine months ended September 30, 1996 as higher percentage rent and real estate tax reimbursements were collected from certain tenants during 1996 compared to 1995.

Costs and expenses decreased during the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased slightly for the three months ended September 30, 1996 compared to the same period in the prior year. Operating expenses remained relatively consistent for both the nine and three month periods ended September 30, 1996 compared to 1995. Decreases in bad debt expenses and lower real estate taxes were offset by higher repair and maintenance costs and utility expenses. Bad debt expenses decreased at Southport and Westbrook during 1996 compared to 1995 and real estate taxes at 568 Broadway were reduced as a result of appeals of current and prior year's assessed values. Repairs and maintenance expenses increased at Century Park due to higher occupancy and at Loch Raven due to costs related to severe weather. Utility costs were higher at 568 Broadway during the nine and three months ended September 30, 1996 due to higher occupancy in 1996 compared to 1995. Depreciation and amortization increased for both the nine and three month periods in 1996 due to significant capital and tenant improvement work in 1995. The partnership management fees and administrative expenses for the nine and

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

three months ended September 30, 1996 were relatively consistent with the same periods in the prior year. Property management fees increased during the nine and three months ended September 30, 1996 as compared to the prior period due to the increases in rental revenue at certain properties as previously discussed.

Interest income decreased due to lower interest rates for the nine months ended September 30, 1996 as compared to the same periods in 1995. Higher cash balances during the three months ended September 30, 1996 compared to the same period in 1995 resulted in an increase in interest income for the quarter. Other income, which consists of investor ownership transfer fees, increased during the nine and three month periods ended September 30, 1996 compared to the same periods in 1995 due to a greater number of ownership transfers during the second and third quarters of 1996.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996



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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - September 30, 1996

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



                                                Integrated Resources High Equity
                                                Partners, Series 85,
                                                A California Limited Partnership




                                           By:      Resources High Equity, Inc.,
                                                    Managing General Partner




Dated:   November 14, 1996                 By:      /S/ Joseph M. Jacobs
                                                    --------------------
                                                    Joseph M. Jacobs
                                                    President
                                                    (Duly Authorized Officer)




Dated:   November 14, 1996                 By:      /S/ Jay L. Maymudes
                                                    -------------------
                                                    Jay L. Maymudes
                                                    Vice President, Secretary
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)