Form 10-K
period 1996-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1997-03-31
CIK 730067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996

                                       OR


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

         The Partnership offered 400,000 units of limited partnership interest (the "Units") pursuant to the Prospectus of the Partnership dated February 4, 1985, as supplemented by Supplements dated January 27, 1986 and April 11, 1986 (collectively, the "Prospectus"), filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 2-92319 (the "Registration Statement"), pursuant to which the Units were registered and offered. The offering was terminated on May 30, 1986. Upon final admission of limited partners, the Partnership had accepted subscriptions for 400,010 Units (including the initial limited partner) for an aggregate of $100,002,500 in gross proceeds, resulting in net proceeds from the offering of $98,502,500 (gross proceeds of $100,002,500 less organization and offering costs of $1,500,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

         As of March 15, 1997, the Partnership had invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last three fiscal years: in 1996, Southport and 568 Broadway represented 30.2% and 25.0% of gross revenues, respectively; in 1995, revenue from Southport, 568 Broadway and Loch Raven represented 30.8%, 23.8% and 16.7% of gross revenues, respectively; in 1994, revenue from Southport, 568 Broadway and Loch Raven represented 32.7%, 18.3% and 15.6% of gross revenues, respectively.

         The Partnership owned the following properties as of March 15, 1997:

                      (1)      Westbrook Mall Shopping Center

         On July 10, 1985, the Partnership purchased the fee simple interest in the Westbrook Mall Shopping Center ("Westbrook"), a partially enclosed shopping center located next to a regional mall in Brooklyn Center, Minnesota, near Minneapolis. It comprises three buildings on approximately 9.87 acres, with a total of 79,242 square feet of gross leasable area and parking for approximately 460 cars. It was built in three phases from 1966 to 1977.

         Westbrook is located directly across the street from the 1,000,000 square foot Brookdale Regional Shopping Center. Westbrook is in direct competition with two nearby shopping centers: Brookdale Square, which is located one-quarter mile east of Westbrook, has 140,000 square feet of gross leasable area; and Northbrook Center, which is located one and one-quarter miles east of Westbrook, contains 18 stores and has 76,000 square feet of gross leasable area. In addition, there are two relatively new shopping centers in the vicinity: one, anchored by a 105,000 square foot Target Discount Store, has an additional 39,000 square feet of retail space; the other, anchored by a 68,000 square foot Designer Depot, has an additional 32,000 square feet of retail space. Overall the Brookdale market comprises approximately 1.6 million square feet of retail space, of which approximately 165,000 square feet was vacant as of January 1, 1997.

         Westbrook was 77% leased as of January 1, 1997, compared to 83% as of January 1, 1996. Occupancy, however, was only 21% as of January 1, 1997. In August 1993, Best Buy closed its 22,695 square foot store at Westbrook. Best Buy has continued to meet its financial obligations however, its lease expires on January 31, 1997. Kids R' Us closed its 18,500 square foot store in October 1994. However, it remains obligated under its lease until it expires in January 2014. Edison Brothers, which has operated a Repp Big & Tall store on a month-to-month lease has given notice that it will vacate at the end of January 1997 and terminate its lease. Additionally, Codeco, a local, 3,000 square foot tenant, vacated and has been in default since the fall of 1996, and its lease expires on January 31, 1997. At that time, the center will be 38% leased, and 14% occupied.

         The Partnership's efforts to lease space in the center have been unsuccessful due primarily to the functional obsolescence of the structure, and secondarily to the weak retail climate in the immediate market. Therefore, in addition to continuing to search for tenants for the existing vacancies, the Partnership is pursuing various alternatives.

                     (2)       Southport Shopping Center

         On April 15, 1986, the Partnership purchased the fee simple interest in Southport Shopping Center ("Southport"), a regional shopping center located on the 17th Street Causeway in Fort Lauderdale, Florida near the intercoastal waterway and beach area. The center's three buildings, comprising a total of 143,089 square feet, are situated on a 9.45 acre site. Southport was built in phases from 1968 to 1977 and expanded again and renovated in 1985. The site provides parking for 563 cars. Southport was 95% occupied as of January 1, 1997 as compared to 96% on January 1, 1996. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1997. The vacancy represents one theater space located at the rear of the center. During 1996, new and renewal leases were completed on 21,660 square feet representing 15 percent of the center's leasable space. During 1996, the roof tiles were painted and the roof on the East quadrant of the main center building will be replaced in 1997.

         Southport is highly visible from S.E. 17th Street, the major east/west artery in the commercially-oriented area. Developments in the area are diversified and include hotels, restaurants, retail centers, office buildings and the 750,000 square foot Broward County Convention Center, which opened in 1991, is within walking distance. In 1996, the new 75,000 square foot, three story mixed-use NorthPort Marketplace opened on county owned land adjacent to the Convention Center. With rental rates of $40-$50 per square feet, the development has attracted national restaurant/entertainment chains and is not considered competition for Southport's tenants. The center continues to maintain a solid tenant base and anchor tenants, Publix, Eckerd and McCrory's, combined square footage represents 39% of the center's leasable area.

                     (3)       Loch Raven Plaza

         On June 26, 1986, the Partnership purchased the fee simple interest in Loch Raven Plaza ("Loch Raven"), a retail/office complex located in Towson, Maryland. It contains approximately 25,000 square feet of office and storage space and 125,000 square feet of retail space, with parking for approximately 655 vehicles.

         The property was 91% occupied as of January 1, 1997, compared to 88% at January 1, 1996. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1997.

         A complete renovation of the exterior of the center and the parking lot is planned for 1997. The entire project is budgeted for $1.1 million and is expected to be completed in the Fall of 1997. The renovation is deemed necessary in order to retain tenants as neighboring centers have recently undertaken renovation and re-tenanting programs.

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

         Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 74% leased as of January 1, 1997 compared to 74% at January 1, 1996. However, the leasing of 14,705 rentable square feet to HealthSouth / IMC Healthcare Centers in January 1997 increased the occupancy rate to 81%. There are no leases scheduled to expire in 1997. Capital expenditures budgeted for 1997 include replacing the roof and the installation of an HVAC monitoring system in Building I.

         Century Park I competes with other office parks and office buildings in the Kearny Mesa submarket where the year-end 1996 vacancy rate was 15%. Net absorption in the area was 209,397 square feet during 1996. The primary competition continues to be Metropolitan Office Park with 100,000 square feet of available space.

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

         568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1997 compared to 95% as of January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

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

         Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1997 was 96% compared to 92% at January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

         Roof replacement and exterior building facade projects have been budgeted in the aggregate amount of approximately $630,000. The projects are expected to be completed during the third quarter of 1997.

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

Employees

         Services are performed for the Partnership at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

         The Partnership does not have any employees. Wexford Management LLC ("Wexford") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Item 2.          Properties

         A description of the Partnership's properties is contained in Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.          Legal Proceedings

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

         On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of the Partnership, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-86 and HEP-88 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

         On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

         Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,510 for these costs which was paid in February 1997.

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

Item 4.          Submission of Matters to a Vote of Security Holders

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

         As of March 15, 1997, there were 10,648 holders of Units of the Partnership, owning an aggregate of 400,010 Units (including Units held by the initial limited partner).

         Distributions per Unit of the Partnership for periods during 1995 and 1996 were as follows:


Distributions for the                 Amount of Distribution
Quarter Ended                               Per Unit
-------------                               --------
March 31, 1995                              $  0.60
June 30, 1995                               $  0.60
September 30, 1995                          $  0.60
December 31, 1995                           $  0.60
March 31, 1996                              $  0.60
June 30, 1996                               $  0.60
September 30, 1996                          $  0.60
December 31, 1996                           $  0.60

         The source of distributions in 1995 and 1996 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. In 1995, capital expenditures were funded from cash flow and working capital reserves and in 1996, capital expenditures were funded from cash flow. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.          Selected Financial Data

                                                                      For the Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                          1996                 1995                  1994             1993               1992
                                     ------------         --------------         -----------      -------------     ----------------
Revenues                             $  8,888,016         $  7,877,644           $ 7,994,126       $ 9,568,198      $  9,615,258
Net Income (Loss)                    $  2,134,717         $(18,624,934)(5)       $ 1,442,884(3)    $(7,160,418)(2)  $(11,975,981)(1)
Net Income (Loss) Per Unit           $       5.07         $     (44.23)(5)       $      3.43(3)    $    (17.01)(2)  $     (28.44)(1)
Distributions Per Unit(6)            $       2.40         $       2.40           $     14.39(4)    $      6.25      $       8.60
Total Assets                         $ 39,290,185         $ 37,309,597           $56,742,945       $63,040,600      $ 73,075,024
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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1996, all capital expenditures and distributions were funded from cash flow. As of December 31, 1996, the Partnership had total working capital reserves of approximately $3,512,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate reserves for capital improvements and capitalized lease procurement costs. In March 1997, the Managing General Partner notified the limited partners of its intention to increase the annual distribution from $2.40 per unit to $3.00 per unit as a result of improved operating results. If real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1996, cash and cash equivalents increased $2,419,574 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,075,413 for the year ended December 31, 1996. The Partnership used $645,287 for capital expenditures related to capital and tenant improvements to the properties and $1,010,552 for distributions to partners for the year ended December 31, 1996.

                  The following table sets forth, for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                       1996             1995             1994
                                    ----------       ----------       ----------
Seattle Tower ...............       $  352,522       $  227,677       $  152,115
Century Park I ..............           28,010        1,243,594           51,543
568 Broadway ................          233,376          742,972          784,078
Westbrook ...................                0           10,410            5,250
Loch Raven ..................          224,666          327,807          131,727
Southport ...................           58,571           86,233          207,993
Southern National(a) ........                0                0                0
                                    ----------       ----------       ----------
TOTALS ......................       $  897,145       $2,638,693       $1,332,706
                                    ==========       ==========       ==========

(a)              Property sold in August 1994

                  The Partnership has budgeted approximately $3 million in expenditures for capital improvements and capitalized tenant procurement costs in 1997 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

                  The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990's. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

                  The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

                  If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

                  Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties for the years set forth below:

                                              During the Year ended December 31,
                         -----------------------------------------------------------------------
Property                     1996           1995            1994          1993           1992
--------                 -----------    -----------    -----------    -----------    -----------
Seattle Tower .......    $         0    $ 3,550,000    $         0    $         0    $ 2,500,000
Century Park I ......              0      1,250,000              0      5,900,000      4,550,000
568 Broadway ........              0      2,569,050              0        700,650      7,551,450
Westbrook ...........              0      3,400,000              0              0              0
Loch Raven ..........              0      4,800,000              0              0              0
Southport ...........              0      4,900,000              0              0              0
Southern National (a)              0              0        181,000      3,450,000              0
                         -----------    -----------    -----------    -----------    -----------
                         $         0    $20,469,050    $   181,000    $10,050,650    $14,601,450
                         ===========    ===========    ===========    ===========    ===========

(a) Property sold in August 1994

The details of each write-down are as follows:

Seattle Tower

                  Seattle  Tower's  occupancy  declined from 90% when originally purchased to 80% as of December 31, 1991. While occupancy recovered somewhat to 83% at December 31, 1992, the average base rent per square foot declined 8% from $14.00 per square foot at the date of acquisition to an average rate of approximately $12.87 per square foot at December 31, 1992. Management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5- year period, reflecting expected cash flow from lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $5,000,000 in 1992 of which the Partnership's share was $2,500,000.

                  The Partnership was not able to achieve leasing expectations at Seattle Tower and occupancy remained at approximately 80%. In addition, market rents remained lower than projected. As a result, actual income levels at Seattle Tower have not met and are not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceed amounts previously anticipated for such expenditures. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

                  The economic outlook for Seattle has improved considerably since the last write- down at March 31, 1995. Occupancy has increased from approximately 81% at the time of the write-down to approximately 96% at December 31, 1996, a 15% increase.

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

                  Since the date of the above mentioned appraisal, market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

                  The economic outlook for Century Park has improved markedly since the last write- down at March 31, 1995. The occupancy at the property has increased from approximately 25% at the time of the write-down to approximately 74% at December 31, 1996, and 81% at January 31, 1997, a 56% increase.

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

                  Since the date of the above mentioned independent appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

                  The economic outlook for 568 Broadway has improved markedly since the last write- down at March 31, 1995. Occupancy has increased from approximately 76% at the time of the write-down to approximately 100% at December 31, 1996, a 24% increase.

Westbrook

                  Occupancy at Westbrook was 28% in early 1995. Two significant tenants are not operating while continuing to make rental payments under the terms of their leases. However, their absence has adversely impacted both the lease-up of the remaining space and rental rates, and will require additional tenant procurement costs. At a result, income levels have not been met and are not expected to meet income levels projected at the date of management's impairment review in 1994. As a result, expected cash flow is lower than previously projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $3,400,000 write-down for impairment in 1995.

Loch Raven

                  Rental income at Loch Raven has not met and is not expected to meet previously projected levels due to lower rental market rates since management's impairment review in 1994. Expenses have also decreased slightly but this decrease has been offset by significant capital expenditures which were not previously anticipated. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in $4,800,000 write-down for impairment in 1995.

Southport

                  Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport have not met and are not expected to meet previously projected income levels due to lower rental market rates. Expenses are slightly higher than anticipated and tenant procurement cost estimates are greater than amounts projected at the date of management's impairment review in 1994. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimate resulted in a $4,900,000 write-down for impairment in 1995.

Southern National

                  Southern National Corp. acquired First Savings Bank (the original master lessee) in January 1994. Southern National had given notice that it was not interested in remaining as a tenant after expiration of its lease but was interested in acquiring the building. Management believed that substantial renovations to the building would be required to adapt it to multi-tenant use. Because the building might require substantial renovations and market rental rates at that time were substantially below those which were payable under the expiring lease, management determined that a write-down for impairment on the building of $3,450,000 was required in 1993 based on an assumed sale using a 10% capitalization rate. The building was sold to Southern National for $5,500,000 on August 8, 1994. Based on the sales price, an additional write-down of $181,000 was recorded in 1994.

Results Of Operations

1996 vs. 1995

                  The Partnership experienced net income for the year ended December 31, 1996 compared to a net loss for the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

                  Rental revenue increased for the year ended December 31, 1996 as compared to the prior year. Revenues at 568 Broadway, Seattle Tower and Century Park I increased during 1996 due to higher occupancy rates and increased at Southport due to higher rental rates in 1996 as compared to the prior year. These increases, however, were partially offset by a decrease in revenue at Westbrook as certain tenants vacated during 1996.

                  Costs and expenses decreased during 1996 as compared to 1995 due primarily to the significant write-downs for impairment recorded in 1995. Operating expenses decreased slightly during 1996 due to decreases in real estate taxes and bad debt expenses at certain properties partially offset by an increase in repairs and maintenance and utility costs. Real estate taxes decreased significantly at 568 Broadway due to the receipt of refunds related to the 1992-1995 tax years of which the partnership's share was $353,500. Bad debt expenses decreased at Southport, Westbrook, and Loch Raven due to fewer tenant write-offs and/or bankruptcies in 1996 compared to 1995. Repairs and maintenance at Century Park I and utility expenses at 568 Broadway increased due to increased occupancy during the year ended December 31, 1996 as compared to the prior year. Depreciation expense for 1996 increased due to the significant capital improvement and tenant procurement costs incurred and capitalized during the year ended December 31, 1995. The partnership management fee remained relatively consistent in 1996 as compared to the prior year. Administrative expenses increased due to the Partnership's reimbursement of the General Partner's litigation and settlement costs as previously discussed. The property management fee increase was the direct result of higher revenues at the aforementioned properties.

                  Interest income increased due to higher cash balances in 1996 partially offset by slightly lower interest rates in 1996 as compared to the prior year. For the year ended December 31, 1996, other income, which consists of investor ownership transfer fees, increased compared to 1995 due to a greater number of transfers during 1996.

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

Item 8.          Financial Statements and Supplementary Data

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                    I N D E X


     Independent Auditors' report

     Financial statements, years ended
                  December 31, 1996, 1995 and 1994

     Balance Sheets

                  Statements of Operations

                  Statements of Partners' Equity

                  Statements of Cash Flows

                  Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of Integrated Resources High Equity Partners, Series 85

We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 14, 1997
New York, NY

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                 BALANCE SHEETS

                                                           December 31,
                                                 -------------------------------
                                                     1996               1995
                                                 ------------      -------------
ASSETS

Real estate ................................     $ 32,154,253      $ 32,533,972
Cash and cash equivalents ..................        4,870,517         2,450,943
Other assets ...............................        2,107,211         2,121,920
Receivables ................................          158,204           202,762
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 39,290,185      $ 37,309,597
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,061,732      $  1,016,797
Due to affiliates ..........................        1,164,121           352,633
Distributions payable ......................          252,638           252,638
                                                 ------------      ------------

     Total liabilities .....................        2,478,491         1,622,068
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........       39,970,283        38,902,326
  General partners' deficit ................       (3,158,589)       (3,214,797)
                                                 ------------      ------------

     Total partners' equity ................       36,811,694        35,687,529
                                                 ------------      ------------


TOTAL LIABILITIES AND PARTNERS' EQUITY .....     $ 39,290,185      $ 37,309,597
                                                 ============      ============


See notes to financial statements.

                     INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                   STATEMENTS OF OPERATIONS

                                                     For the Years Ended December 31,
                                                ---------------------------------------------
                                                    1996            1995            1994
                                                ------------    ------------     ------------
Rental Revenue .............................    $  8,888,016    $  7,877,644     $  7,994,126
                                                ------------    ------------     ------------

Costs and Expenses:

         Operating expenses ................       3,139,504       3,397,690        3,483,983

         Depreciation and amortization .....       1,270,172       1,161,328        1,328,043

         Partnership management fee ........         908,172         908,172          984,589

         Administrative expenses ...........       1,359,027         447,270          447,500

         Property management fee ...........         327,759         303,936          277,844

         Write-down for impairment .........            --        20,469,050          181,000
                                                ------------    ------------     ------------

                                                   7,004,634      26,687,446        6,702,959
                                                ------------    ------------     ------------
Income (loss) before interest
         and other income ..................       1,883,382     (18,809,802)       1,291,167

         Interest income ...................         141,939         130,173          116,580

         Other income ......................         109,396          54,695           35,137
                                                ------------    ------------     ------------

Net income (loss) ..........................    $  2,134,717    $(18,624,934)    $  1,442,884
                                                ============    ============     ============

Net income (loss) attributable to:

         Limited partners ..................    $  2,027,981    $(17,693,687)    $  1,370,740

         General partners ..................         106,736        (931,247)          72,144
                                                ------------    ------------     ------------

Net income (loss) ..........................    $  2,134,717    $(18,624,934)    $  1,442,884
                                                ============    ============     ============

Net income (loss) per unit of limited
         partnership interest (400,010 units
         outstanding) ......................    $       5.07    $     (44.23)    $       3.43
                                                ============    ============     ============

                               See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                       STATEMENT OF PARTNERS' EQUITY


                                                                 General        Limited
                                                                Partners'       Partners'
                                                                (Deficit)        Equity           Total
                                                             ------------    ------------    ------------

Balance, January 1, 1994 .................................   $ (2,002,211)   $ 61,941,441    $ 59,939,230

Net income ...............................................         72,144       1,370,740       1,442,884

Distributions as a return of capital
      ($4.94 per limited partnership unit) ...............       (104,003)     (1,976,050)     (2,080,053)

Distributions as a return of capital from sale of property
      ($9.45 per limited partnership unit) ...............       (198,952)     (3,780,094)     (3,979,046)
                                                             ------------    ------------    ------------

Balance, December 31, 1994 ...............................     (2,233,022)     57,556,037      55,323,015

Net loss .................................................       (931,247)    (17,693,687)    (18,624,934)

Distributions as a return of capital
       ($2.40 per limited partnership unit) ..............        (50,528)       (960,024)     (1,010,552)
                                                             ------------    ------------    ------------

Balance, December 31, 1995 ...............................     (3,214,797)     38,902,326      35,687,529

Net income ...............................................        106,736       2,027,981       2,134,717

Distributions as a return of capital
       ($2.40 per limited partnership unit) ..............        (50,528)       (960,024)     (1,010,552)
                                                             ------------    ------------    ------------

Balance, December 31, 1996 ...............................   $ (3,158,589)   $ 39,970,283    $ 36,811,694
                                                             ============    ============    ============

                                     See notes to financial statements

                                 INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                               STATEMENTS OF CASH FLOWS


                                                                             For the Years Ended  December 31,
                                                                        --------------------------------------------
                                                                             1996             1995            1994
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss) ..........................................   $  2,134,717    $(18,624,934)   $  1,442,884

         Adjustments  to  reconcile  net income
         (loss) to net cash  provided by
         operating activities:
                   Write-down for impairment ........................           --        20,469,050         181,000
                   Depreciation and amortization ....................      1,270,172       1,161,328       1,328,043
                   Straight-line adjustment for stepped lease rentals        (52,915)        (43,550)        304,337

         Changes in assets and liabilities:
                   Accounts payable and accrued expenses ............         44,935         159,873         (84,713)
                   Receivables ......................................         44,558         211,547         (14,899)
                   Due to affiliates ................................        811,488          42,265      (1,188,296)
                   Other assets .....................................       (177,542)       (504,798)       (275,658)
                                                                        ------------    ------------    ------------

         Net cash provided by operating activities ..................      4,075,413       2,870,781       1,692,698
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sale of real estate ..........................           --              --         5,474,722
         Improvements to real estate ................................       (645,287)     (2,075,671)     (1,058,855)
                                                                        ------------    ------------    ------------

Net cash (used in) provided by investing activities .................       (645,287)     (2,075,671)      4,415,867
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners ..................................     (1,010,552)     (1,010,552)     (6,467,530)
                                                                        ------------    ------------    ------------

Increase (Decrease) In Cash And Cash Equivalents ....................      2,419,574        (215,442)       (358,965)

Cash And Cash Equivalents, Beginning of Year ........................      2,450,943       2,666,385       3,025,350
                                                                        ------------    ------------    ------------

Cash And Cash Equivalents, End of Year ..............................   $  4,870,517    $  2,450,943    $  2,666,385
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

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Financial statements

                  The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Reclassifications

                  Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's classifications.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Depreciation

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any.

                  Investments in joint ventures

                  For properties purchased in joint venture ownership with affiliated partnerships, the financial statements present the assets, liabilities, and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

                  Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

                  The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

                  If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Impairment of Assets (continued)


                  Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

                  Income taxes

                  No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

                  Net income (loss) and distributions per unit of limited partnership interest

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (400,010), for each of the years ended December 31, 1996, 1995 and 1994.

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                  The Managing General Partner of the Partnership, Resources High Equity Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership.
                  Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

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

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1996, 1995, and 1994, Resources Supervisory was entitled to receive an aggregate of $327,759, $303,936, and $277,844 of which $191,956, $161,137, and $153,732 was paid to unaffiliated management companies, respectively.

                  For the administration of the Partnership the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $150,000 per year for each of the years ended December 31, 1996, 1995 and 1994.

                  For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1996, 1995, and 1994 the Managing General Partner earned $908,172, $908,172 and $984,589, respectively.

                  The General Partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $106,736, $(931,247), and $72,144 in 1996, 1995 and 1994, respectively.
                  The General Partners are also entitled to receive 5% of distributions which amounted to $50,528, $50,528, and $302,955 in 1996, 1995 and 1994, respectively. During the third quarter 1994 the Partnership paid the balance of deferred fees payable to the Managing General Partner and its affiliates of $1,416,042 from the proceeds of the Southern National sale (Note 4).

                  During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  (CONTINUED)

                  During July 1996 through February 1997, Millennium Funding II Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 18,114 units of the Partnership from various limited partners, which represents less than 5% of the outstanding limited partnership units of the Partnership. 1996 distributions in the amount of $947 were received by Millenium Funding II Corp. related to these units.

4.                REAL ESTATE

                  Management recorded write-downs for impairment, totaling $14,601,450, $10,050,650, $181,000 and $20,469,050 in 1992,
                  1993, 1994 and 1995, respectively. No write-downs were required for the year ended December 31, 1996. The details of write-downs recorded are as follows:

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

                  Since the date of the above mentioned appraisal, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower that the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

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

                  The Partnership was not able to achieve leasing expectations at Seattle Tower and occupancy remained at approximately 80%. In addition, market rents were lower than projected. As a result, actual income levels at Seattle Tower did not meet and were not expected to meet income levels projected during management's impairment review in 1994. In addition, projected capital expenditures exceeded amounts previously anticipated for such expenditures. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $700,650.

                  Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels remained low. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

                  Occupancy at Westbrook was 28% in early 1995. Two significant tenants were not operating while continuing to make rental payments under the terms of their leases. However, their absence adversely impacted both the lease-up of the remaining space and rental rates, and required additional tenant procurement costs. As a result, income levels did not meet and were not expected to meet income levels projected at the date of management's impairment review in 1994. As a result, expected cash flow is lower than previously projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $20 per square foot. This fair value estimate resulted in a $3,400,000 write-down for impairment in 1995.

                  Rental income at Loch Raven did not meet and was not expected to meet previously projected levels due to lower rental market rates since management's impairment review in 1994. Expenses also decreased slightly but this decrease was offset by significant capital expenditures which were not previously

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  anticipated. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $4,800,000 write-down for impairment in 1995.

                  Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport did not meet and were not expected to meet previously projected income levels due to lower rental market rates. Expenses were slightly higher than anticipated and tenant procurement cost estimates were greater than amounts projected at the date of management's impairment review in 1994. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimated resulted in a $4,900,000 write-down for impairment in 1995.

                  Southern National Corp. acquired First Savings Bank (the original master lessee) in January 1994. Southern National had given notice that it was not interested in remaining as a tenant after expiration of its lease but was interested in acquiring the building. Management believed that substantial renovations to the building would be required to adapt it to multi-tenant use. Because the building might require substantial renovations and market rental rates at that time were substantially below those which were payable under the expiring lease, management determined that a write-down for impairment on the building of $3,450,000 was required in 1993 based on an assumed sale using a 10% capitalization rate. The building was sold to Southern National for $5,500,000 on August 8, 1994. Based on the sales price, an additional write-down of $181,000 was recorded in 1994.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                               --------------------------------
                                                    1996                1995
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966

Buildings and improvments ..............         34,817,081          34,171,794
                                               ------------        ------------

                                                 45,874,047          45,228,760

Less: Accumulated depreciation .........        (13,719,794)        (12,694,788)
                                               ------------        ------------

                                               $ 32,154,253        $ 32,533,972
                                               ============        ============

                  The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                                                   YEARS ENDING DECEMBER 31,
                     1997          1998          1999          2000          2001      Thereafter       Total
                -----------   -----------   -----------   -----------   -----------   -----------   -----------
Westbrook ...   $   299,000   $   285,000   $   285,000   $   285,000   $   176,000   $ 2,761,000   $ 4,091,000
Southport ...     1,743,000     1,661,000     1,524,000     1,271,000     1,003,000     1,271,000     8,473,000
Loch Raven ..       861,000       804,000       739,000       512,000       361,000       639,000     3,916,000
Century Park        837,000       852,000       873,000       862,000       862,000     3,841,000     8,127,000
568 Broadway      2,115,000     1,891,000     1,736,000     1,679,000     1,459,000     4,734,000    13,614,000
Seattle Tower       613,000       436,000       298,000       231,000       143,000       235,000     1,956,000
                -----------   -----------   -----------   -----------   -----------   -----------   -----------
                $ 6,468,000   $ 5,929,000   $ 5,455,000   $ 4,840,000   $ 4,004,000   $13,481,000   $40,177,000
                ===========   ===========   ===========   ===========   ===========   ===========   ===========

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS


5.                DISTRIBUTIONS PAYABLE

                                                               December 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
Limited partners ($.60 per unit) ...............        $240,006        $240,006

General partners ...............................          12,632          12,632
                                                        --------        --------

                                                        $252,638        $252,638
                                                        ========        ========

                  Such distributions were paid in the subsequent quarters.

6.                DUE TO AFFILIATES

                                                                December 31,
                                                         -----------------------
                                                             1996         1995
                                                         ----------   ----------
Partnership management fee ...........................   $  227,044   $  227,044

Settlement and litigation cost reimbursement (Note 8)       824,510         --

Non-accountable expense reimbursement ................       37,500       37,500

Property management fees .............................       75,067       88,089
                                                         ----------   ----------

                                                         $1,164,121   $  352,633
                                                         ==========   ==========

                  Such amounts were paid in the subsequent quarters.

7.                PARTNERS' EQUITY

                  Units of limited partnership interest are at a stated value of $250. At December 31, 1996, 1995 and 1994 a total of 400,010 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $100,002,500. In addition, the General Partners contributed a total of $1,000 to the Partnership.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damages $20 million, and punitive damages of $10 million. The Partnership believes that this suit is without merit and intends to vigorously defend it.

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

                  On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint")

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  against the Administrative and Investment General Partners of HEP-86, the managing general partner of the Partnership, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-86 and HEP- 88 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

                  Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,510 for these costs which was paid in February 1997.

                  The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery systems, which is not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to the net taxable income (loss).

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)

                                                       Years Ended December 31,
                                             --------------------------------------------
                                                  1996            1995            1994
                                             ------------    ------------    ------------
Net income (loss) per financial statements   $  2,134,717    $(18,624,934)   $  1,442,884

Write-down for impairment ................           --        20,469,050         181,000

Tax loss from sale of Southern National ..           --              --        (2,383,290)

Tax depreciation in excess of financial
statement depreciation ...................     (1,553,354)     (1,564,609)     (1,588,134)
                                             ------------    ------------    ------------


Net taxable income (loss) ................   $    581,363    $    279,507    $ (2,347,540)
                                             ============    ============    ============

                  The   differences   between  the   Partnership's   assets  and
                  liabilities for tax purposes and financial reporting purposes are as follows:

                                                                    December 31,
                                                                        1996
                                                                   -------------
Net assets per financial statements ........................       $ 36,811,694

Write-down for impairment ..................................         41,671,150

Tax depreciation in excess of financial
       statement depreciation ..............................        (11,995,057)

Gain on admission of joint venture
       partner not recognized for tax purposes .............           (307,093)

Organization costs not charged to partners'
       equity for tax purposes .............................          1,500,000
                                                                   ------------
Net assets per tax reporting ...............................       $ 67,680,694
                                                                   ============

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

                  As of March 15, 1997, the names and ages of, and the positions held by, the officers and directors of the Managing General Partner are as follows:

                                                                                   Has Served as an
                                                                                    Officer and/or
   Name                       Age                  Position                         Director Since
   ----                       ---                  --------                         --------------
Joseph M. Jacobs              44             Director and President                  November 1994
Jay L. Maymudes               36             Director, Vice President,               November 1994
                                             Secretary and Treasurer
Robert Holtz                  29             Vice President                          November 1994
Arthur H. Amron               40             Vice President and Assistant            November 1994
                                             Secretary
Frederick Simon               42             Vice President                          February 1996

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

                  As of March 15, 1997, the names and ages of, as well as the position held by, the officers and directors of the Associate General Partner are as follows:

                                                                                 Has Served as an
                                                                                 Officer and/or
Name                           Age             Position                          Director Since
----                           ---             --------                          --------------
Robert Holtz                   29            Director and President                  March 1995
Mark Plaumann                  41            Director and Vice President             March 1995
Jay L. Maymudes                36            Vice President, Secretary               March 1995
                                             and Treasurer
Arthur H. Amron                40            Vice President and                      March 1995
                                             Assistant Secretary

                  See the biographies of the above named officers and directors in the preceding section except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management Corp. from February 1995 to December 1995. Mr. Plaumann is also a director of Wahlco Environmental Systems, Inc. (a NYSE registrant engaged in the sale of air pollution control and specially engineered products and is majority-owned by investment funds managed by Wexford) since June 1996 and a director of Technology Service Group, Inc (a NASDAQ registrant engaged in the sale of smart pay phones and is majority-owned by investment funds managed by Wexford) since March 1997. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a workout firm as Managing Director from February 1990 to January 1995. Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

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

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management

                  As of March 15, 1997, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units.

                  No directors, officers or partners of the Managing General Partner presently own any Units. An affiliate of the Managing General Partner contracted to purchase 18,114 Units from various limited partners. These purchases represent less than 5% of the outstanding Units.

                  As of March 1, 1997, there were 8,797,255 shares of outstanding common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Managing General Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

                  The following table sets forth certain information known to Presidio with respect to beneficial ownership of the Class A Shares as of March 1, 1997 (based on 8,797,255 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                 Beneficial Ownership
                                           -------------------------------
                                             Number of         Percentage
         Name of Beneficial Owner             Shares           Outstanding
         ------------------------             ------           -----------
         Thomas F. Steyer                  4,553,560(1)           51.8%
         Fleur A. Fairman

         John M. Angelo
         Michael L. Gordon                 1,231,762(2)           14.0%

         Intermarket Corp.                 1,000,918(3)           11.4%

         M. H. Davidson & Co.                474,205(4)            5.4%

         Michael Steinhardt                       --(5)              --

         Joseph M. Jacobs                         --(5)              --

         Robert Holtz                             --                 --

         Jay L. Maymudes                          --                 --

         Charles E. Davidson                      --(5)              --

         Martin L. Edelman                     4,550(6)               *

         Dean J. Takahashi                     4,550(6)               *

         Paul T. Walker                        4,550(6)               *

         Directors and executive
         officers as a group (7 persons)      13,650                  *
         -----------------------

*      Less than 1% of the outstanding Common Stock.

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional  Partners II, L.P. ("FCIP II") and Tinicum Partners
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively,  by each of such Farallon  Partnerships.  Farallon  Capital
       Management,   LLC   ("FCMLLC"),   the   investment   advisor  to  certain
       discretionary accounts which collectively hold 695,861 shares and Enrique
       H. Boilini,  David I. Cohen,  Joseph F. Downes,  Jason M. Fish, Andrew B.

       Fremder,  William F.  Mellin,  Stephen L.  Millham,  Meridee A. Moore and
       Thomas F. Steyer, as a managing member of FCMLLC (collectively the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each Managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H.  Davidson,  Thomas L. Kemper Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M. H.
       Davidson and Co., and Davidson Kempner International Ltd. (collectively, the "Investment Funds") may be deemed to be the beneficial owners under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

(5)    Excludes  1,200,000  Class B Shares  owned by IR  Partners.  Such Class B
       Shares are  convertible in certain  circumstances  into 1,200,000 Class A
       Shares;  however, such shares are not convertible at present. IR Partners
       is  a  general   partnership   whose  general   partners  are  Steinhardt
       Management,  certain of its  affiliates  and  accounts  managed by it and
       Roundhill Associates. Roundhill Associates is a limited partnership whose general  partner  is Charles  E.  Davidson,  the  principal  of  Presidio
       Management,  the  Chairman  of the  Board of  Presidio  and a  Member  of
       Wexford.  Joseph M. Jacobs,  the Chief Executive Officer and President of
       Presidio  and a  Member  and the  President  of  Wexford,  has a  limited partner's interest in Roundhill Associates.  Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt,  the controlling  person of Steinhardt  Management  and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

(6) Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. See "Executive Compensation -- Compensation of Directors."

                  The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson & Co. is 885 Third Avenue, New York, New York 10022.

Item 13.         Certain Relationships and Related Transactions

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1996, earned or received compensation or payments for services or reimbursements from the Partnership or Presidio subsidiaries as follows:

                                              Capacity in                                  Compensation from
Name of Recipient                             Which Served                                   the Parntership
-----------------                             ------------                                   ---------------
Resources High Equity Inc.               Managing General Partner                            $1,703,408(1)

Presidio AGP Corp.                       Associate General Partner                           $    1,011(2)

Resources Supervisory                    Affiliated Property Managers                        $  135,803(3)
Management Corp.

Millennium Funding Corp.                 Affiliate                                           $  228,794(4)
------------

(1)    Of this amount $49,517 represents the Managing General Partner's share of distributions of cash from operations,  $150,000  represents  payment for non-accountable  expenses of the Managing  General Partner based upon the number  of Units  sold,  $595,717  represents  reimbursement  of costs in connection with the B&S Litigation, and $908,174 represents a Partnership
       Management Fee for managing the affairs of the Partnership.  Furthermore,
       under  the  Partnership's  Limited  Partnership  Agreement,   5%  of  the
       Partnership's  net  income  and net  loss  is  allocated  to the  General
       Partners (0.1% to the Associate  General Partner and 4.9% to the Managing
       General Partner). Pursuant thereto, for the year ended December 31, 1996,
       $21,532 of the Partnership's taxable income was allocated to the Managing
       General Partner.

(2)    This  amount   represents  the  Associate   General  Partner's  share  of
       distributions  of cash from operations.  In addition,  for the year ended
       December 31, 1996, $439 of the Partnership's taxable income was allocated to the Associate General Partner.

(3)    This amount was earned pursuant to a management  agreement with Resources
       Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee paid to Resources Supervisory was $327,759, of which $191,956 was paid to unaffiliated management companies.

(4) This amount represents reimbursements of actual costs incurred in defending the B&S Litigation and the cost of preparing settlement materials.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)           Financial Statements: see Index to Financial Statements in
                  Item 8.

(a) (2)           Financial Statement Schedule:

                  III.   Real Estate and Accumulated Depreciation

(a) (3)           Exhibits:

3,4. (a) Amended and Restated Partnership Agreement ("Partnership Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 4, 1985, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

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

                  (d) Amendment dated as of April 1, 1988 to the Partnership's Partnership Agreement, incorporated by reference to the Partnership's Annual Report on Form 10- K for the year ended December 31, 1988.

10. (a) Agent's Agreement between the Partnership and Resources Property Man agement Corp., incorporated by reference to
                  Exhibit 10(b) to the Partnership's Regi stration Statement on Form S-11 (Reg. No. 2-92319).

                  (b) Acquisition and Disposition Services Agreement among the Partnership and Realty Resources Inc., and Resources Acquisitions, Inc., incorporated by reference to Exhibit 10(c) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2- 92319).

                  (c) Agreement among Resources High Equity, Inc., Integrated Resources, Inc. and Z Square G Partners II, incorporated by reference to Exhibit 10(d) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (d) Lease Agreement dated June 12, 1985, between the Partnership and First Federal Savings and Loan Association of South Carolina for the First Federal Office Building, incorporated by reference to Exhibit 10(g) to the Partnership's Post-Effective Amendment No. 1 to Registration Statement on Form S-11 (Reg. No. 2-92319).

                  (e) Joint Venture Agreement dated November 2, 1986 between the Partnership and High Equity Partners, L.P. - Series 86, A California Limited Partnership, with respect to Century Park I, incorporated by reference to Exhibit 10(b) to the Partnership's Current Report on Form 8-K dated November 7, 1986.

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

                  The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      INDEX




         Additional financial information furnished pursuant to the requirements of Form 10-K:

         Schedules - December 31, 1996, 1995 and 1994 and years then ended, as required:

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

                                            INTEGRATED RESOURCES HIGH EQUITY
                                            PARTNERS, SERIES 85, A CALIFORNIA
                                            LIMITED PARTNERSHIP

                                            By:  RESOURCES HIGH EQUITY, INC.
                                                 Managing General Partner



Dated: March 31, 1997                       By:  /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 31, 1997                       By:  /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President and Director
                                                 (Principal Executive Officer)


Dated: March 31, 1997                       By:  /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary,
                                                 Treasurer and Director
                                                 (Principal Financial and
                                                 Accounting Officer)

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
        A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


                                                                                                    Costs               Reductions
                                                                                                 Capitalized             Recorded
                                                                                                Subsequent to          Subsequent to
                                                                            Initial Costs         Acquisition           Acquistion
                                                                   ------------------------ ------------------------   -------------
                                                                              Buildings
                                                          Encum-                and                        Carrying
   Description                                           brances       Land   Improvements  Improvements    Costs       Write-downs
   -----------                                           -------   -----------  -----------  -----------   ---------   -------------
RETAIL:

 The Westbrook Mall Shopping Center  Brooklyn Center  MN $   ---   $ 1,424,800  $ 3,648,837  $   714,579   $  374,968  $ (3,400,000)

 The Southport Shopping Center       Ft. Lauderdale  FL      ---     6,961,667   13,723,333      886,569    1,866,962    (4,900,000)

 The Loch Raven Shopping Center      Towson MD               ---     2,469,871    6,860,748      973,428      953,837    (4,800,000)
                                                         -------   -----------  -----------  -----------   ----------  ------------
                                                             ---    10,856,338   24,232,918    2,574,576    3,195,767   (13,100,000)
                                                         -------   -----------  -----------  -----------   ----------  ------------

OFFICE:

 Century Park I Office Complex       Kearny Mesa CA          ---     3,122,064   12,717,936    1,452,515    1,363,130   (11,700,000)

 568 Broadway Office Building        New York  NY            ---     2,318,801    9,821,517    4,872,883    1,556,212   (10,821,150)

 Seattle Tower Office Building       Seattle  WA             ---     2,163,253    5,030,803    1,657,092      609,392    (6,050,000)
                                                         -------   -----------  -----------  -----------   ----------  ------------
                                                             ---     7,604,118   27,570,256    7,982,490    3,528,734   (28,571,150)
                                                         -------   -----------  -----------  -----------   ----------  ------------
                                                         $   ---   $18,460,456  $51,803,174  $10,557,066   $6,724,501  $(41,671,150)
                                                         =======   ===========  ===========  ===========   ==========  ============

                                                                           Gross Amount at Which
                                                                        Carried at Close of Period
                                                              ------------------------------------------
                                                                               Buildings
                                                                                  and                      Accumulated        Date
   Description                                                   Land         Improvements       Total      Depreciation   Acquuired
   -----------                                                   ----         ------------       -----      ------------   ---------
RETAIL:

 The Westbrook Mall Shopping Center   Brooklyn Center MN      $  686,001     $  2,077,183    $ 2,763,184   $ 1,236,191     1985

 The Southport Shopping Center        Ft. Lauderdale FL        5,998,194       12,540,337      18,538,531     4,143,083     1986

 The Loch Raven Shopping Center       Towson MD                1,507,227        4,950,657       6,457,884     1,952,549     1986
                                                             -----------     ------------     -----------   -----------
                                                               8,191,422       19,568,177      27,759,599     7,331,823
                                                             -----------     ------------     -----------   -----------

OFFICE:

 Century Park I Office Complex        Kearny Mesa CA           1,123,811        5,831,834       6,955,645     2,651,358     1986

 568 Broadway Office Building         New York  NY               977,120        6,771,143       7,748,263     2,502,477     1986

 Seattle Tower Office Building        Seattle  WA                764,613        2,645,927       3,410,540     1,234,136     1986
                                                             -----------     ------------     -----------   -----------
                                                               2,865,544       15,248,904      18,114,448     6,387,971
                                                             -----------     ------------     -----------   -----------
                                                             $11,056,966     $ 34,817,081     $45,874,047   $13,719,794
                                                             ===========     ============     ===========   ===========


Note: The aggregate cost for Federal income tax purposes is $87,545,196 at December 31, 1996.

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
     A California Limited Partnership

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


(A)    RECONCILIATION OF REAL ESTATE OWNED:

                                             For the Years Ended December 31,
                                       -------------------------------------------
                                            1996           1995           1994
                                       ------------   ------------    ------------
BALANCE AT BEGINNING OF YEAR .......   $ 45,228,760   $ 63,622,139    $ 70,637,066

ADDITIONS DURING THE YEAR
         Improvements to Real Estate        645,287      2,075,671       1,058,855

OTHER CHANGES
         Write-down for Impairment .           --      (20,469,050)       (181,000)
         Sales - net ...............           --             --        (7,892,782)
                                       ------------   ------------    ------------

BALANCE AT END OF YEAR (1) .........   $ 45,874,047   $ 45,228,760    $ 63,622,139
                                       ============   ============    ============



(1) INCLUDES THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISITION  AND CLOSING
COSTS.


(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                             For the Years Ended December 31,
                                     --------------------------------------------
                                          1996            1995            1994
                                     ------------    ------------    ------------
BALANCE AT BEGINNING OF YEAR ....    $ 12,694,788    $ 11,714,459    $ 12,982,723

ADDITIONS DURING THE YEAR
         Depreciation Expense (1)       1,025,006         980,329       1,149,796

SUBTRACTIONS DURING THE YEAR
         Sales ..................            --              --        (2,418,060)
                                     ------------    ------------    ------------

BALANCE AT END OF YEAR ..........    $ 13,719,794    $ 12,694,788    $ 11,714,459
                                     ============    ============    ============



(1)  DEPRECIATION IS PROVIDED ON BUILDINGS USING THE  STRAIGHT-LINE  METHOD OVER
THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.