Form 10-K/A
period 1996-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1997-05-07
CIK 730067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


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

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

                  At December 31, 1996, 1995 and 1994, a total of 400,010 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $100,002,500. In addition, the General Partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnershp has restated its financial statements to reallocate $5,000,125 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

As discussed in Note 7, the accompanying financial statements have been restated to reflect a reallocation of partners' equity.


DELOITTE & TOUCHE LLP
March 14, 1997
(April 30, 1997 as to Note 7)
New York, NY

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                 BALANCE SHEETS

                                                           December 31,
                                                 -------------------------------
                                                     1996               1995
                                                 ------------      -------------
ASSETS

Real estate ................................     $ 32,154,253      $ 32,533,972
Cash and cash equivalents ..................        4,870,517         2,450,943
Other assets ...............................        2,107,211         2,121,920
Receivables ................................          158,204           202,762
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 39,290,185      $ 37,309,597
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......     $  1,061,732      $  1,016,797
Due to affiliates ..........................        1,164,121           352,633
Distributions payable ......................          252,638           252,638
                                                 ------------      ------------

     Total liabilities .....................        2,478,491         1,622,068
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

  Limited partners' equity (as restated)
   (400,010 units issued and outstanding) ..       34,970,158        33,902,201
  General partners' equity (as restated)....        1,841,536         1,785,328
                                                 ------------      ------------

     Total partners' equity ................       36,811,694        35,687,529
                                                 ------------      ------------


TOTAL LIABILITIES AND PARTNERS' EQUITY .....     $ 39,290,185      $ 37,309,597
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
                                                ============    ============     ============

                               See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                       STATEMENT OF PARTNERS' EQUITY


                                                                 General        Limited
                                                                Partners'       Partners'
                                                                 Equity         Equity           Total
                                                             ------------    ------------    ------------
Balance, January 1, 1994 (as previously reported).........   $ (2,002,211)   $ 61,941,441    $ 59,939,230

Reallocation of partners' equity..........................      5,000,125      (5,000,125)           ---

Balance, January 1, 1994 (as restated)....................      2,997,914      56,941,316      59,939,230

Net income ...............................................         72,144       1,370,740       1,442,884

Distributions as a return of capital
      ($4.94 per limited partnership unit) ...............       (104,003)     (1,976,050)     (2,080,053)

Distributions as a return of capital from sale of property
      ($9.45 per limited partnership unit) ...............       (198,952)     (3,780,094)     (3,979,046)
                                                             ------------    ------------    ------------

Balance, December 31, 1994 (as restated)..................      2,767,103      52,555,912      55,323,015

Net loss .................................................       (931,247)    (17,693,687)    (18,624,934)

Distributions as a return of capital
       ($2.40 per limited partnership unit) ..............        (50,528)       (960,024)     (1,010,552)
                                                             ------------    ------------    ------------

Balance, December 31, 1995 (as restated) .................      1,785,328      33,902,201      35,687,529

Net income ...............................................        106,736       2,027,981       2,134,717

Distributions as a return of capital
       ($2.40 per limited partnership unit) ..............        (50,528)       (960,024)     (1,010,552)
                                                             ------------    ------------    ------------

Balance, December 31, 1996 (as restated)..................   $  1,841,536    $ 34,970,158    $ 36,811,694
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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.                PARTNERS' EQUITY

                  At December 31, 1996, 1995 and 1994 a total of 400,010 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $100,002,500. In addition, the General Partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnershp has restated its financial statements to reallocate $5,000,125 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

                                            INTEGRATED RESOURCES HIGH EQUITY
                                            PARTNERS, SERIES 85, A CALIFORNIA
                                            LIMITED PARTNERSHIP

                                            By:  RESOURCES HIGH EQUITY, INC.
                                                 Managing General Partner



Dated: May 7, 1997                          By:  /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: May 7, 1997                          By:  /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President and Director
                                                 (Principal Executive Officer)


Dated: May 7, 1997                          By:  /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary,
                                                 Treasurer and Director
                                                 (Principal Financial and
                                                 Accounting Officer)

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