Form 10-Q
period 1997-03-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1997-05-20
CIK 730067

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

                  For the quarterly period ended March 31, 1997

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997

                                      INDEX




Part I. Financial Information:

Balance Sheets -- March 31, 1997 and December 31, 1996..........................

Statements of Operations -- Three Months Ended
    March 31, 1997 and 1996.....................................................

Statement of Partners' Equity -- Three Months Ended
    March 31, 1997..............................................................

Statements of Cash Flows -- Three Months Ended
    March 31, 1997 and 1996.....................................................

Notes to Financial Statements...................................................

Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................................

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K.............................

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                             FORM 10-Q - March 31, 1997

                                   BALANCE SHEETS

                                                March 31, 1997   December 31, 1996
                                                --------------   -----------------
ASSETS

Real estate ..............................        $32,151,343        $32,154,253
Cash and cash equivalents ................          4,675,970          4,870,517
Other assets .............................          2,136,041          2,107,211
Receivables ..............................            120,476            158,204
                                                  -----------        -----------

                                                  $39,083,830        $39,290,185
                                                  ===========        ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ....        $ 1,258,204        $ 1,061,732
Due to affiliates ........................            279,773          1,164,121
Distributions payable ....................            315,797            252,638
                                                  -----------        -----------

                                                    1,853,774          2,478,491
                                                  -----------        -----------

Commitments and contingencies

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ........         35,367,602         34,970,158
  General partners' equity ...............          1,862,454          1,841,536
                                                  -----------        -----------

                                                   37,230,056         36,811,694
                                                  -----------        -----------

                                                  $39,083,830        $39,290,185
                                                  ===========        ===========


                         See notes to financial statements

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                               FORM 10-Q - March 31, 1997

                                STATEMENTS OF OPERATIONS


                                                            For the Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               1997             1996
                                                            ----------       ----------
Rental Revenue ......................................       $2,356,528       $2,413,390
                                                            ----------       ----------

Costs and Expenses:

     Operating expenses .............................          872,018          857,605
     Depreciation and amortization ..................          309,935          319,365
     Partnership management fee .....................          227,043          227,043
     Administrative expenses ........................          202,260          131,460
     Property management fee ........................           69,069           75,297
                                                            ----------       ----------

                                                             1,680,325        1,610,770
                                                            ----------       ----------

Income before interest and other income .............          676,203          802,620

     Interest income ................................           42,666           27,286

     Other income ...................................           15,290           14,450
                                                            ----------       ----------

Net income ..........................................       $  734,159       $  844,356
                                                            ==========       ==========

Net income attributable to:

     Limited partners ...............................       $  697,451       $  802,138

     General partners ...............................           36,708           42,218
                                                            ----------       ----------

Net income ..........................................       $  734,159       $  844,356
                                                            ==========       ==========

Net income per unit of limited
     partnership interest (400,010 units outstanding)       $     1.74       $     2.01
                                                            ==========       ==========


                           See notes to financial statements

                      INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                   FORM 10-Q - March 31, 1997

                                 STATEMENT OF PARTNERS' EQUITY


                                                   General          Limited
                                                  Partners'        Partners'
                                                   Equity           Equity          Total
                                                ------------     ------------     ------------

Balance, January 1, 1997 ...................    $  1,841,536     $ 34,970,158     $ 36,811,694

Net income for the three
    months ended March 31, 1997 ............          36,708          697,451          734,159

Distributions as a return of capital for the
    three months ended March 31, 1997
    ($.75 per limited partnership unit) ....         (15,790)        (300,007)        (315,797)
                                                ------------     ------------     ------------

Balance, March 31, 1997 ....................    $  1,862,454     $ 35,367,602     $ 37,230,056
                                                ============     ============     ============



                               See notes to financial statements

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - March 31, 1997

                             STATEMENTS OF CASH FLOWS

                                                      For The Three Months Ended
                                                               March 31,
                                                      ---------------------------
                                                           1997           1996
                                                      -----------     -----------
Cash Flows From Operating Activities:

     Net income ..................................    $   734,159     $   844,356
     Adjustments to reconcile net income
     to net cash provided by operating activities:
           Depreciation and amortization .........        309,935         319,365
           Straight-line adjustment for stepped
           lease rentals .........................        (13,228)        (10,442)
     Changes in assets and liabilities:
           Accounts payable and accrued expenses .        196,472         182,102
           Receivables ...........................         37,728          55,889
           Due to affiliates .....................       (884,348)        (63,430)
           Other assets ..........................        (72,855)        (75,889)
                                                      -----------     -----------

     Net cash provided by operating activities ...        307,863       1,251,951
                                                      -----------     -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................       (249,772)       (184,897)
                                                      -----------     -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................       (252,638)       (252,638)
                                                      -----------     -----------

Increase (Decrease) In Cash And Cash Equivalents .       (194,547)        814,416

Cash And Cash Equivalents, Beginning of Year .....      4,870,517       2,450,943
                                                      -----------     -----------

Cash And Cash Equivalents, End of Quarter ........    $ 4,675,970     $ 3,265,359
                                                      ===========     ===========

                         See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K/A for the year ended December 31, 1996.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Assets (continued)

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

         Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnerhsip's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partner"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1997, reimbursable expenses to Wexford by the Partnership amounted to $23,650. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended March 31, 1997 and 1996, Resources Supervisory was entitled to receive $69,069 and $75,297, respectively, of which $53,839 and $50,637 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year (exclusive of the administrative expenses paid to Wexford ). For each of the quarters ended March 31, 1997 and 1996, the Managing General Partner was entitled to receive $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1997 and 1996, the Managing General Partner was entitled to receive $227,043.

         The general partners are allocated 5% of the net income of the Partnership, which amounted to $36,708 and $42,218 for the quarters ended March 31, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $15,790 and $12,632 for the quarters ended March 31, 1997 and 1996, respectively.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         From July 1996 through April 1997, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 19,951 units of the Partnership from various limited partners. These units represent less than 5% of the outstanding limited partnership units of the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                                  March 31,        December 31,
                                                    1997              1996
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966
Building and improvements ..............         35,066,854          34,817,081
                                               ------------        ------------
                                                 46,123,820          45,874,047
Less: Accumulated depreciation .........        (13,972,477)        (13,719,794)
                                               ------------        ------------

                                               $ 32,151,343        $ 32,154,253
                                               ============        ============

         No write-downs were recorded for the three months ended March 31, 1997 and 1996.

5.       DISTRIBUTIONS PAYABLE

                                                         March 31,    December 31,
                                                           1997           1996
                                                         --------       --------
Limited partners ($.75 and $.60 per unit) ........       $300,007       $240,006
General partners .................................         15,790         12,632
                                                         --------       --------

                                                         $315,797       $252,638
                                                         ========       ========

         Such distributions were paid in the quarters subsequent to March 31, 1997 and December 31, 1996, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

6.       DUE TO AFFILIATES

                                                           March 31,  December 31,
                                                             1997        1996
                                                         ----------    ----------
Partnership management fee ..........................    $  227,043    $  227,044
Settlement and litigation cost reimbursement (Note 7)          --         824,510
Property management fee .............................        15,230        75,067
Non-accountable expense reimbursement ...............        37,500        37,500
                                                         ----------    ----------

                                                         $  279,773    $1,164,121
                                                         ==========    ==========

         Such amounts were paid in the quarters subsequent to March 31, 1997 and December 31, 1996, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of the Partnership, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP
         Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On February 24, 1997, after the Court again approved a settlement of the California Action but again ultimately declined to grant final approval, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997
                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1997, the Partnership had total working capital reserves of approximately $2,975,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1997, cash and cash equivalents decreased $194,547 as a result of capital expenditures and distributions to partners in excess of cash provided by operations. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $307,863 for the three months ended March 31, 1997. The Partnership used $249,772 for capital expenditures related to capital and tenant improvements to the properties and $252,638 for distributions to partners for the three months ended March 31, 1997.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commisssions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three months ended March 31, 1997 compared to the same period in the prior year due primarily to slightly lower revenues at certain properties and higher administrative epenses in 1997.

Revenues were lower at Southport during the first quarter of 1997 compared to 1996 due to lower percentage rent collected in 1997 as a result of lower sales volume reported by one of the major tenants at that property. This decrease was partially offset by higher revenues at 568 Broadway for the three months ended March 31, 1997 compared to 1996 due to higher occupancy rates in the current period.

Costs and expenses increased during the three months ended March 31, 1997 compared to the same period in 1996. Operating expenses, depreciation and amortization, the partnership asset management fee and the property management fees remained relatively consistent for the three months ended March 31, 1997 compared to the same period in 1996. Administrative expenses for the three months ended March 31, 1997 increased compared to the same period in 1996 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement, as previously discussed.

Interest income increased due to higher cash balances during the three months ended March 31, 1997 compared to the same period in 1996. Other income, which consists of investor ownership transfer fees, remained relatively consistent during the three month period ended March 31, 1997 compared to the same period in 1996 as there was no significant variance in the number of transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997

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

(b)               Reports on Form 8-K:
                  Current Report on Form 8-K dated January 31, 1997

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - March 31, 1997

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



                                           Integrated Resources High Equity
                                           Partners, Series 85,
                                           A California Limited Partnership




                                        By:      Resources High Equity, Inc.,
                                                 Managing General Partner




Dated:   May 20, 1997                   By:      /S/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Duly Authorized Officer)




Dated:   May 20, 1997                   By:      /S/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)