Form 10-Q
period 1997-06-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1997-08-18
CIK 730067

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

                  For the quarterly period ended June 30, 1997

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

                           Yes   [ X ]       No   [   ]

                                      INDEX



         Part I. Financial Information:

         Balance Sheets -- June 30, 1997 and December 31, 1996

         Statements of Operations -- Three and Six Months Ended
             June 30, 1997 and 1996

         Statement of Partners' Equity -- Six Months Ended
             June 30, 1997

         Statements of Cash Flows -- Six Months Ended
             June 30, 1997 and 1996

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

                 INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                              FORM 10-Q - JUNE 30, 1997

                                    BALANCE SHEETS

                                                   June 30, 1997   December 31, 1996
                                                   -------------   -----------------

ASSETS
Real estate ..................................      $32,123,077      $32,154,253
Cash and cash equivalents ....................        5,211,732        4,870,517
Other assets .................................        2,144,382        2,107,211
Receivables ..................................          172,622          158,204
                                                    -----------      -----------

                                                    $39,651,813      $39,290,185
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses ........      $ 1,329,176      $ 1,061,732
Distributions payable.........................          395,799          252,638
Due to affiliates.............................          284,668        1,164,121
                                                    -----------      -----------

                                                      2,009,643        2,478,491
                                                    -----------      -----------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding) .......       35,759,109       34,970,158

     General partners' equity ................        1,883,061        1,841,536
                                                    -----------      -----------

                                                     37,642,170       36,811,694
                                                    -----------      -----------

                                                    $39,651,813      $39,290,185
                                                    ===========      ===========


                        See notes to financial statements

                       INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                    FORM 10-Q - JUNE 30, 1997

                                     STATEMENTS OF OPERATIONS

                                           For the Three Months Ended   For the Six Months Ended
                                                   June 30,                      June 30,
                                           --------------------------   ------------------------
                                                1997          1996          1997         1996
                                            ----------    ----------    ----------    ----------
Rental Revenue .........................    $2,398,074    $2,150,499    $4,754,602    $4,563,889
                                            ----------    ----------    ----------    ----------

Costs and Expenses:

     Operating expenses ................       857,590       826,015     1,729,608     1,683,620
     Depreciation and amortization .....       309,935       319,365       619,870       638,730
     Partnership management fee ........       227,043       227,043       454,086       454,086
     Administrative expenses ...........       204,098       116,282       406,358       247,742
     Property management fee ...........        71,264        61,562       140,333       136,859
                                            ----------    ----------    ----------    ----------

                                             1,669,930     1,550,267     3,350,255     3,161,037
                                            ----------    ----------    ----------    ----------


Income before interest and other income        728,144       600,232     1,404,347     1,402,852

     Interest income ...................        48,429        25,897        91,095        53,183

     Other income ......................        31,340        15,360        46,630        29,810
                                            ----------    ----------    ----------    ----------

Net income .............................    $  807,913    $  641,489    $1,542,072    $1,485,845
                                            ==========    ==========    ==========    ==========


Net income attributable to:

     Limited partners ..................    $  767,517    $  609,415    $1,464,968    $1,411,553

     General partners ..................        40,396        32,074        77,104        74,292
                                            ----------    ----------    ----------    ----------

Net income .............................    $  807,913    $  641,489    $1,542,072    $1,485,845
                                            ==========    ==========    ==========    ==========

Net income per unit of limited
     partnership interest (400,010 units
     outstanding) ......................    $     1.92    $     1.52    $     3.66    $     3.53
                                            ==========    ==========    ==========    ==========




                                See notes to financial statements

                         INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                      FORM 10-Q - JUNE 30, 1997


                                    STATEMENT OF PARTNERS' EQUITY


                                                          General         Limited
                                                         Partners'        Partners'
                                                          Equity           Equity           Total
                                                      ------------     ------------     ------------
Balance, January 1, 1997 .........................    $  1,841,536     $ 34,970,158     $ 36,811,694


Net income for the six
     months ended June 30, 1997 ..................          77,104        1,464,968        1,542,072


Distributions as a return of capital for the six
     months ended June 30, 1997 ($1.69 per limited
     partnership unit) ...........................         (35,579)        (676,017)        (711,596)
                                                      ------------     ------------     ------------


Balance, June 30, 1997 ...........................    $  1,883,061     $ 35,759,109     $ 37,642,170
                                                      ============     ============     ============


                        See notes to financial statements

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


                             STATEMENTS OF CASH FLOWS


                                                        For The Six Months Ended
                                                                 June 30,
                                                      ---------------------------
                                                           1997            1996
                                                      -----------     -----------
Cash Flows From Operating Activities:


     Net income ..................................    $ 1,542,072     $ 1,485,845
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization ...........        619,870         638,730
         Straight-line adjustment for stepped
           lease rentals .........................        (26,456)        (20,884)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...        267,444         265,753
         Receivables .............................        (14,418)         18,546
         Due to affiliates .......................       (879,453)        (71,100)
         Other assets ............................       (125,219)       (130,264)
                                                      -----------     -----------

     Net cash provided by operating activities ...      1,383,840       2,186,626
                                                      -----------     -----------


Cash Flows From Investing Activities:

     Improvements to real estate .................       (474,190)       (289,781)
                                                      -----------     -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................       (568,435)       (505,276)
                                                      -----------     -----------

Increase In Cash And Cash Equivalents ............        341,215       1,391,569


Cash And Cash Equivalents, Beginning of Year .....      4,870,517       2,450,943
                                                      -----------     -----------


Cash And Cash Equivalents, End of Quarter ........    $ 5,211,732     $ 3,842,512
                                                      ===========     ===========

                        See notes to financial statements

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may materially vary from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio") See Part II Item 5, Other Events. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the quarter ended June 30, 1997, reimbursable expenses to Wexford by the Partnership amounted to $23,650. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended June 30, 1997 and 1996, Resources Supervisory was entitled to receive $71,264 and $61,562, respectively, of which $51,139 and $44,572 was paid to unaffiliated management companies, respectively.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


                          NOTES TO FINANCIAL STATEMENTS

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year (exclusive of the administrative expenses paid to Wexford ). For each of the quarters ended June 30, 1997 and 1996, the Managing General Partner was entitled to receive $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1997 and 1996, the Managing General Partner was entitled to receive $227,043.

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $40,396 and $32,074 for the quarters ended June 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,789 and $12,632 for the quarters ended June 30, 1997 and 1996, respectively.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         From July 1996 through July 1997, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 21,517 units of the Partnership from various limited partners. These units represent approximately 5.4% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                                   June 30,         December 31,
                                                     1997               1996
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966
Building and improvements ..............         35,291,272          34,817,081
                                               ------------        ------------
                                                 46,348,238          45,874,047
Less: Accumulated depreciation .........        (14,225,161)        (13,719,794)
                                               ------------        ------------
                                               $ 32,123,077        $ 32,154,253
                                               ============        ============

         No write-downs were recorded for the six months ended June 30, 1997 or 1996.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


                          NOTES TO FINANCIAL STATEMENTS

5.       DISTRIBUTIONS PAYABLE

                                                         June 30,      December 31,
                                                           1997           1996
                                                         --------       --------
Limited partners ($.94 and $.60 per unit) ........       $376,009       $240,006
General partners .................................         19,790         12,632
                                                         --------       --------

                                                         $395,799       $252,638
                                                         ========       ========

         Such distributions were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

6.       DUE TO AFFILIATES

                                                               June 30,        December 31,
                                                                 1997             1996
                                                              ----------       ----------
Partnership management fee ............................       $  227,043       $  227,044
Settlement and litigation cost  reimbursement  (Note 7)             --            824,510
Property management fee ...............................           20,125           75,067
Non-accountable expense reimbursement .................           37,500           37,500
                                                              ----------       ----------

                                                              $  284,668       $1,164,121
                                                              ==========       ==========

         Such amounts were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

7.       COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

 7       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of the Partnership, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On February 24, 1997, after the Court again preliminarily approved a settlement of the California Action but again ultimately declined to grant final approval, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by two of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

         Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts substantially the same claims as the Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. The General Partners believe that the Second Amended Consolidated Complaint continues to be subject to challenge on legal grounds and have filed demurrers and a motion to strike. These matters likely will be heard and determined by the court in early September 1997.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

 7       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1997, total working capital reserves amounted to approximately $3,426,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1997, cash and cash equivalents increased $341,215 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,383,840 for the six months ended June 30, 1997. The Partnership used $474,190 for capital expenditures related to capital and tenant improvements to the properties and $568,435 for distributions to partners for the six months ended June 30, 1997.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties.

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the six and three months ended June 30, 1997 compared to the same periods in the prior year due primarily to slightly higher rental revenues, interest income, and other income, partially offset by higher costs and expenses during 1997.

Rental revenues increased at Southport and 568 Broadway during the six and three months ended June 30, 1997 compared to 1996, primarily due to higher percentage rents collected during the second quarter of 1997 at Southport and lease renewals at 568 Broadway at rates higher than those in 1996. These increases were partially offset by lower rental revenues at Westbrook for both current periods, primarily due to lower occupancy rates in the current period.

Costs and expenses increased during the six and three months ended June 30, 1997 compared to the same periods in 1996, primarily due to an increase in administrative expenses, which increased due to higher legal and accounting fees related to ongoing litigation and the HEP settlement.

Interest income increased due to higher cash balances during the six and three months ended June 30, 1997 compared to the same periods in 1996. Other income increased during the six and three months ended June 30, 1997 compared to the same periods in 1996 due to a greater number of investor transfers.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


                           Part II. Other Information

Item 1 - Legal Proceedings

         (a)      See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 5 - Other Events

         On July 25, 1997, Wexford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio"), the parent company of Resources High Equity, Inc. and Presidio AGP Corp., the Managing and Associate General Partners, respectively, of Integrated Resources High Equity Partners, Series 85, A California Limited Partnership, (the "Partnership"), received notice from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, and that it was seeking to remove the three current Class A directors and replace them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers or directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.

Item 6   Exhibits and Reports on Form 8K

         (a)      Exhibits: There were no exhibits filed.

         (b)      Reports on Form 8K:  None

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1997


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



                                               Integrated Resources High Equity
                                               Partners, Series 85,
                                               A California Limited Partnership




                                         By:   Resources High Equity, Inc.,
                                               Managing General Partner




Dated:   August 18, 1997                 By:   /S/ Joseph M. Jacobs
                                               --------------------
                                               Joseph M. Jacobs
                                               President
                                               (Duly Authorized Officer)




Dated:   August 18, 1997                 By:   /S/ Jay L. Maymudes
                                               -------------------
                                               Jay L. Maymudes
                                               Vice President, Secretary
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)