Form 10-Q
period 1997-09-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1997-11-14
CIK 730067

FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                           Yes   [ X ]       No   [   ]

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997


                                      INDEX



         Part I. Financial Information:

         Balance Sheets - September 30, 1997 and December 31, 1996

         Statements of Operations -- Three and Nine Months Ended
             September 30, 1997 and 1996

         Statement of Partners' Equity -- Nine Months Ended
             September 30, 1997

         Statements of Cash Flows -- Nine Months Ended
             September 30, 1997 and 1996

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997


                                 BALANCE SHEETS

                                                  September 30,      December 31,
                                                       1997              1996
                                                   -----------       -----------
ASSETS

Real estate ................................       $32,064,436       $32,154,253
Cash and cash equivalents ..................         5,524,704         4,870,517
Other assets ...............................         2,165,531         2,107,211
Receivables ................................           291,813           158,204
                                                   -----------       -----------

                                                   $40,046,484       $39,290,185
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,540,421       $ 1,061,732
Distributions payable ......................           395,799           252,638
Due to affiliates ..........................           280,185         1,164,121
                                                   -----------       -----------

                                                     2,216,405         2,478,491
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding) .....        35,937,623        34,970,158
     General partners' equity ..............         1,892,456         1,841,536
                                                   -----------       -----------

                                                    37,830,079        36,811,694
                                                   -----------       -----------

                                                   $40,046,484       $39,290,185
                                                   ===========       ===========


                        See notes to financial statements

                     INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                  FORM 10-Q - SEPTEMBER 30, 1997


                                       STATEMENTS OF OPERATIONS


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                   September 30,
                                             --------------------------    -------------------------
                                                1997           1996           1997           1996
                                             ----------     ----------     ----------     ----------
Rental Revenue .........................     $2,172,283     $2,157,450     $6,926,885     $6,721,339
                                             ----------     ----------     ----------     ----------
Costs and Expenses:

     Operating expenses ................        900,086        854,081      2,629,694      2,537,699
     Depreciation and amortization .....        349,935        319,366        969,805        958,096
     Partnership management fee ........        227,043        227,043        681,129        681,131
     Administrative expenses ...........        126,029        128,253        532,387        375,995
     Property management fee ...........         64,045         63,614        204,378        200,473
                                             ----------     ----------     ----------     ----------

                                              1,667,138      1,592,357      5,017,393      4,753,394
                                             ----------     ----------     ----------     ----------

Income before interest and other income         505,145        565,093      1,909,492      1,967,945

     Interest income ...................         55,533         39,651        146,628         92,834

     Other income ......................         23,030         22,654         69,660         52,464
                                             ----------     ----------     ----------     ----------

Net income .............................     $  583,708     $  627,398     $2,125,780     $2,113,243
                                             ==========     ==========     ==========     ==========

Net income attributable to:

     Limited partners ..................     $  554,523     $  596,028     $2,019,491     $2,007,581

     General partners ..................         29,185         31,370        106,289        105,662
                                             ----------     ----------     ----------     ----------

Net income .............................     $  583,708     $  627,398     $2,125,780     $2,113,243
                                             ==========     ==========     ==========     ==========

Net income per unit of limited
     Partnership interest (400,010 units
     outstanding) ......................     $     1.39     $     1.49     $     5.05     $     5.02
                                             ==========     ==========     ==========     ==========


                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997



                          STATEMENT OF PARTNERS' EQUITY


                                                          General            Limited
                                                         Partners'           Partners'
                                                           Equity            Equity           Total
                                                      ------------      ------------      ------------
Balance, January 1, 1997 ........................     $  1,841,536      $ 34,970,158      $ 36,811,694

Net income for the nine
     months ended September 30, 1997 ............          106,289         2,019,491         2,125,780

Distributions as a return of capital for the nine
     months ended September 30, 1997 ($2.63 per .          (55,369)       (1,052,026)       (1,107,395)
                                                      ------------      ------------      ------------
     limited partnership unit)

Balance, September 30, 1997 .....................     $  1,892,456      $ 35,937,623      $ 37,830,079
                                                      ============      ============      ============



                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997



                            STATEMENTS OF CASH FLOWS

                                                        For The Nine Months Ended
                                                                September 30,
                                                       ----------------------------
                                                           1997              1996
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $ 2,125,780      $ 2,113,243
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization ...........         969,805          958,096
         Straight-line adjustment for stepped
           lease rentals .........................         (46,902)         (31,268)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...         478,689          852,157
         Receivables .............................        (133,609)         (70,809)
         Due to affiliates .......................        (883,936)         (69,003)
         Other assets ............................        (183,173)        (225,458)
                                                       -----------      -----------

     Net cash provided by operating activities ...       2,326,654        3,526,958
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................        (708,233)        (403,006)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................        (964,234)        (757,914)
                                                       -----------      -----------

Increase In Cash And Cash Equivalents ............         654,187        2,366,038

Cash And Cash Equivalents, Beginning of Year .....       4,870,517        2,450,943
                                                       -----------      -----------

Cash And Cash Equivalents, End of Quarter ........     $ 5,524,704      $ 4,816,981
                                                       ===========      ===========


                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997


                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management does not believe that these new standards will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flow.

         Certain reclassifications were made to the prior period financial statements in order to conform them to the current period presentation.

         Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

 3.        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights ofthe Limited Partners, under the Limited Patnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On November 2, 1997 the Administrative Services

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the quarter ended September 30, 1997, reimbursable expenses to Wexford by the Partnership amount to $23,650.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended September 30, 1997 and 1996, Resources Supervisory was entitled to receive $64,045 and $63,614 respectively, of which $48,403 and $44,527 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year (exclusive of the reimbursement expenses paid to Wexford ). For each of the quarters ended September 30, 1997 and 1996, the Managing General Partner was entitled to receive $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1997 and 1996, the Managing General Partner was entitled to receive $227,043.

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $29,185 and $31,370 for the quarters ended September 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 and $12,632 for the quarters ended September 30, 1997 and 1996, respectively.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

         From July 1996 through October 1997, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 22,171 units of the Partnership from various limited partners. These units represent approximately 5.6% of the outstanding limited partnership units of the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                               September 30,       December 31,
                                                   1997                 1996
                                               ------------        ------------

Land ...................................       $ 11,056,966        $ 11,056,966
Building and improvements ..............         35,525,315          34,817,081
                                               ------------        ------------
                                                 46,582,281          45,874,047
Less: Accumulated depreciation .........        (14,517,845)        (13,719,794)
                                               ------------        ------------
                                               $ 32,064,436        $ 32,154,253
                                               ============        ============

         No write-downs for impairment were recorded for the nine months ended September 30, 1997 or 1996.


5.       DISTRIBUTIONS PAYABLE

                                                      September 30,  December 31,
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
                                                         ========       ========

         Such distributions were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

6.       DUE TO AFFILIATES

                                                    September 30,    December 31,
                                                       1997               1996
                                                     ----------       ----------
Partnership management fee ...................       $  227,043       $  227,044
Settlement  and  litigation cost reimbursement
(Note 7) .....................................             --            824,510
Property management fee ......................           15,642           75,067
Non-accountable expense reimbursement ........           37,500           37,500
                                                     ----------       ----------

                                                     $  280,185       $1,164,121
                                                     ==========       ==========


         Such amounts were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.


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

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of the Partnership, the managing general partner of HEP-88 and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts many of the same claims as the Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. In particular, that pleading no longer asserts claims of fraud and negligent misrepresentation. The General Partners believed that the Second Amended Consolidated Complaint continued to be subject to challenge on legal grounds and filed demurrers and a motion to strike. On October 7, 1997, the Court granted substantial portions of these motions. Thereafter, the General Partners served answers denying the allegations and asserting numerous affirmative defenses.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1997, total working capital reserves amounted to approximately $3,426,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and lease procurement costs.

During the nine months ended September 30, 1997, cash and cash equivalents increased $654,187 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,326,654 for the nine months ended September 30, 1997. The Partnership used $708,233 for capital expenditures related to capital and tenant improvements to the properties and $964,234 for distributions to partners for the nine months ended September 30, 1997.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commission, the amount of which cannot be predicted with certainty. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties. Except as discussed herein, management is not aware of trends, events, commitments or uncertainties that will have significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a slight increase in net income for the nine months ended September 30, 1997 compared to the same period in the prior year due primarily to higher rental revenues, interest income, and other income, partially offset by higher costs and expenses during 1997. Net income for the three months ended September 30, 1997 decreased compared to the prior period due to higher costs and expenses, partially offset by higher rental revenues, interest income and other income.

Rental revenues increased at Southport and 568 Broadway during the nine and three months ended September 30, 1997 compared to 1996, primarily due to higher percentage rents collected during 1997 at Southport and lease renewals at 568 Broadway at rates higher than those in 1996. These increases were partially offset by lower rental revenues at Westbrook for both current periods, primarily due to lower occupancy rates in 1997 as compared to the same periods in 1996.

Costs and expenses increased during the nine and three months ended September 30, 1997 compared to the same periods in 1996, primarily due to increase in operating and administrative expenses. Operating expenses increased during both periods in 1997 due to higher repairs and maintenance costs at Southport and Century Park and higher utility expenses at various properties due to higher occupancy and service rates. Administrative expenses increased due to higher legal and accounting fees during both periods in 1997 related to ongoing litigation.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Interest income increased due to higher cash balances during the nine and three months ended September 30, 1997 compared to the same periods in 1996. Other income increased during the nine months ended September 30, 1997 compared to the same period in 1996 due to a greater number of investor transfers, which result in transfer fees received by the Partnership.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997


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

         (b)      Reports on Form 8-K:

                  Current report on Form 8-K dated August 7, 1997. Current report on Form 8-K dated September 19, 1997.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1997


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



                                                Integrated Resources High Equity
                                                Partners, Series 85,
                                                A California Limited Partnership




                                       By:      Resources High Equity, Inc.,
                                                Managing General Partner




Dated:   November 14, 1997             By:      /S/ Richard Sabella
                                                -------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)




Dated:   November 14, 1997             By:      /S/ Kevin Reardon
                                                -----------------
                                                Kevin Reardon
                                                Vice President, Secretary
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)