Form 10-K
period 1997-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1998-04-15
CIK 730067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

                                       OR


         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   13-3239107
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                   411 West Putnam Avenue, Greenwich CT 06830
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7444

          Securities registered pursuant to Section 12(b) of the Act:



        None                                          None
--------------------------------------------------------------------------------
 (Title of each class)               (Name of each exchange on which registered)


          Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
--------------------------------------------------------------------------------
                                (Title of class)

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

                                     PART I


Item 1.           Business

                  Integrated  Resources  High  Equity  Partners,  Series  85,  a
California Limited Partnership (the "Partnership"), was formed as of August 19, 1983. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties. Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

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

                  As of March 15, 1998, the Partnership had invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last three fiscal years: in 1997, Southport and 568 Broadway represented 31% and 27% of gross revenues, respectively; 1996, Southport and 568 Broadway represented 30% and 25% of gross revenues, respectively; in 1995, revenue from Southport, 568 Broadway and Loch Raven represented 31%, 24% and 17% of gross revenues, respectively.

The Partnership owned the following properties as of March 15, 1998:

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

                  Westbrook is located directly across the street from the 1,000,000 square foot Brookdale Regional Shopping Center. Westbrook is in direct competition with two nearby shopping centers: Brookdale Square, which is located one-quarter mile east of Westbrook, has 140,000 square feet of gross leasable area; and Northbrook Center, which is located one and one-quarter miles east of Westbrook, contains 18 stores and has 76,000 square feet of gross leasable area. In addition, there are two relatively new shopping centers in the vicinity: one, anchored by a 105,000 square foot Target Discount Store, has an additional 39,000 square feet of retail space; the other, anchored by a 68,000 square foot Designer Depot, has an additional 32,000 square feet of retail space. Overall the Brookdale market comprises approximately 1.6 million square feet of retail space.

                  Westbrook was 38% leased as of January 1, 1998, compared to 77% as of January 1, 1997. Occupancy, however, was only 14% as of January 1, 1998. Kids R' Us closed its 18,500 square foot store in October 1994. However, it remains obligated under its lease until it expires in January 2014. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1998.

                  The Partnership's efforts to lease space in the center have been unsuccessful due primarily to the functional obsolescence of the structure, and secondarily to the weak retail climate in the immediate market. Therefore, in addition to continuing to search for tenants for the existing vacancies, the Partnership is pursuing various alternatives.

(2)               Southport Shopping Center
                  On April 15, 1986, the Partnership purchased the fee simple interest in Southport Shopping Center ("Southport"), a regional shopping center located on the 17th Street Causeway in Fort Lauderdale, Florida near the intercoastal waterway and beach area. The center's three buildings, comprising a total of 143,089 square feet, are situated on a 9.45 acre site. Southport was built in phases from 1968 to 1977 and expanded again and renovated in 1985. The site provides parking for 563 cars. Southport was 100% occupied as of January 1, 1998 as compared to 95% on January 1, 1997. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1998. The roof on the East quadrant of the main center building was replaced in 1997.

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

                  The property was 90% occupied as of January 1, 1998, compared to 91% at January 1, 1997. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1998.

                  A complete renovation of the exterior of the center and the parking lot was completed in 1997. The entire project cost $1.1 million and was completed during the fourth quarter of 1997. The renovation was deemed necessary in order to retain tenants as neighboring centers have recently undertaken renovation and re-tenanting programs.

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

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 91% leased as of January 1, 1998 compared to 74% at January 1, 1997. There are no leases that represent at least 10% of the square footage of the property scheduled to expire in 1998. Capital expenditures during 1997 included replacing the roof and the installation of an HVAC monitoring system in Building I.

                  Century Park I competes with other office parks and office buildings in the Kearny Mesa sub-market. The primary competition continues to be Metropolitan Office Park with 100,000 square feet of available space.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1998 and January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

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

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 1998 was 95% compared to 96% at January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

                  Roof replacement and exterior building facade projects, which were budgeted for 1997 in the aggregate amount of approximately $630,000, have been postponed until 1998.

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

Employees

                  On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. NorthStar Presidio Management Company, LLC ("NorthStar") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Forward-Looking Statements

                  Certain   statements   made  in  this  report  may  constitute
"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the Partnership and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing, adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Item 2.           Properties

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceedings

                  The Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve similar claims and counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

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

                  On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in HEP-86, the Partnership and High Equity Partners L.P. - Series 88 ("HEP-88"), another affiliated partnership.

                  On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner of the Partnership and HEP-88 and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership's assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP Partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

                  The General Partners believe that each of the claims asserted in the Second Amended Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

              The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,034,510 for these costs, $824,510 of which was paid in February 1997.

                  On February 6,1998, Everest Investors 8, LLC commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships, and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                  On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.


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

                  As of March 15, 1998, there were 10,266 holders of Units of the Partnership, owning an aggregate of 400,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1996 and 1997 were as follows:

Distributions for the                          Amount of Distribution
Quarter Ended                                         Per Unit
-------------                                         --------

March 31, 1996                                       $  0.60
June 30, 1996                                        $  0.60
September 30, 1996                                   $  0.60
December 31, 1996                                    $  0.60
March 31, 1997                                       $  0.75
June 30, 1997                                        $  0.94
September 30, 1997                                   $  0.94
December 31, 1997                                    $  0.94

                  The source of distributions in 1996 and 1997 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. In 1996, capital expenditures were funded from cash flow and working capital reserves and in 1997, capital expenditures were funded from cash flow. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

                  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of factors which may affect the Partnership's ability to pay distributions.

         Pursuant to an agreement dated as of March 6, 1998 among Presidio Capital Corp., American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $95.00 per unit.

         The agreement provides, among other things, for: (i) the Purchaser's tender offers for up to 40% of the outstanding units of limited partnership interest of the Partnership and of High Equity Partners L.P. - Series 86 and High Equity Partners L.P. -Series 88 (collectively, the "Partnerships") and the cooperation of the general partners of the Partnerships (collectively, the "General Partners") to facilitate such offers (including furnishing the
Purchaser with limited partner lists for use in connection with the tender offers and taking a neutral stance with respect to the tender offers) and the transfer of tendered units to the Purchaser without transfer fees; (ii) an agreement by the Purchaser and its affiliates to limit their acquisition of units to those acquired in the tender offers and to limit their acquisition of assets or properties of the Partnerships to properties or assets the General Partners or their affiliates have publicly announced their intention to sell or in respect of which they have hired a broker; (iii) an agreement by the Purchaser and its affiliates not to (A) seek the removal of the General Partners or call any meeting of limited partners of the Partnerships; (B) make any proposal to or seek proxies from limited partners of the Partnerships; or (C) act, either alone or in concert with others, to seek to control the management, policies or affairs of the Partnerships or to effect any business combination or other extraordianry transactions with the Partnerships or the General Partners;
(iv) an agreement by the Purchaser and its affiliates to vote all units owned by them in favor of a proposal, if any, by the General Partners resulting in limited partners receiving securities listed on NASDAQ or a national securities exchange; (v) the Purchaser's grant to an affiliate of the General Partners of an option to purchase 50% of the units acquired in the offers at a price equal to the lesser of the price paid by the Purchaser or $95.00 per unit (except that this limitation does not apply, if the purchase price in the offer is increased to more than $110.68 in response to a competing bid), plus 50% of the Purchaser's costs associated with the offer; (vi) the grant to that same affiliate of the General Partners of a similar option to purchase 50% of the units in the other Partnerships acquired pursuant to the tender offers; and
(vii) an agreement pursuant to which either party can initiate so-called "buy/sell" procedures by notifying the other of a specified price per unit (not to exceed the then current net asset value of the units) and the other terms and conditions on which the non-initiating party would then be requried to elect (subject to certain exceptions) either to buy the units acquired in connection with the tender offer from the initiating party or to sell the units to the initiating party. The agreements of the Purchaser and its affiliates described in clauses (ii), (iii), and (iv) above expire on March 6, 2001, but may expire earlier under certain circumstances.

         On March 25, 1998, the Partnership advised its limited partners of its neutral stance on the offer.

Item 6.  Selected Financial Data

                                                                 For the Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                          1997              1996              1995            1994              1993
                                      -----------     -------------    -------------    -------------      ------------
Revenue                               $ 9,021,378     $   8,888,016    $    7,877,644   $   7,995,126      $  9,568,198
Net Income (Loss)                       2,134,659         2,134,717       (18,624,934)4     1,442,884 2      (7,160,418)
Net Income (Loss) per Unit                   5.07              5.07            (44.23)4          3.43 2          (17.01) 1
Distribution Per Unit 5                       3.57              2.40              2.40           14.39 3            6.25
Total Assets                           39,600,417        39,290,185        37,309,597      56,742,945        63,040,600


(1) Net loss for the year ended December 31, 1993 includes a write-down for impairment on Southern National, Century Park I and 568 Broadway in the aggregate amount of $10,050,650, or $23.87 per Unit.

(2) Net income for the year ended December 31, 1994 includes a write-down for impairment on Southern National of $181,000, or $0.43 per Unit.

(3) Distributions for the year ended December 31, 1994 include a $9.45 per Unit distribution from the proceeds of the sale of Southern National.

(4) Net loss for the year ended December 31, 1995 includes a write-down for impairment on Century Park I, Seattle Tower, 568 Broadway, Loch Raven, Southport and Westbrook in the aggregate amount of $20,469,050, or $48.61 per Unit.

(5) All distributions are in excess of accumulated undistributed net income and, therefore represent a return of capital to investors on a generally accepted accounting principles basis.




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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1997, all capital expenditures and distributions were funded from cash flow. As of December 31, 1997, the Partnership had total working capital reserves of approximately $2,850,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1997, cash and cash equivalents decreased $519,630 as a result of capital expenditures and distributions to partners in excess of cash provided by operations. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,808,029 for the year ended December 31, 1997. The Partnership used $1,967,626 for capital expenditures related to capital and tenant improvements to the properties and $1,360,033 for distributions to partners for the year ended December 31, 1997.

                  The following table sets forth, for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                        1997               1996               1995
                                    ----------           --------          -----------
           Seattle Tower            $   78,754           $352,522          $  227,677
           Century Park I              506,704             28,010           1,243,594
           568 Broadway                 84,805            233,376             742,972
           Westbrook                         0                  0              10,410
           Loch Raven                  990,911            224,666             327,807
           Southport                   520,032             58,571              86,233
                                    ==========           ========          ==========
           Totals                   $2,181,206           $897,145          $2,638,693
                                    ==========          =========          ==========

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1998 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

                  The real estate market has begun to recover from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990's. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

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

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change. All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in 1995 and prior years. Improvements in the real estate market and in the properties operations resulted in no write-downs for impairment being needed in 1996 or 1997.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties:


    Property
                                        1995             Prior
                                    -----------       -----------
   Seattle Tower                    $ 3,550,000       $ 2,500,000
   Century Park I                     1,250,000        10,450,000
   568 Broadway                       2,569,050         8,252,100
   Westbrook                          3,400,000                 0
   Loch Raven                         4,800,000                 0
   Southport                          4,900,000                 0
   Southern National(a)                       0         3,631,000
                                    -----------       -----------
                                    $20,469,050       $24,833,100
                                    ===========       ===========



 (a) Property sold in August 1994

The details of each 1995 write-down are as follows:

Seattle Tower

                  The Partnership was not able to achieve leasing expectations at Seattle Tower and occupancy in 1995 remained at approximately 80%. In addition, market rents remained lower than projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

Century Park I

                  During 1995 market conditions surrounding Century Park I deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. The fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

568 Broadway

         During 1995 significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $2,569,050.

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

Loch Raven

                  Rental income at Loch Raven in 1995 did not meet previously projected levels due to lower rental market rates. Expenses also decreased slightly but this decrease was offset by significant capital expenditures which were not anticipated. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in $4,800,000 write-down for impairment in 1995.

Southport

                  Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport did not meet previously projected income levels due to lower rental market rates. Expenses were slightly higher than anticipated and tenant procurement cost estimates are greater than amounts projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimate resulted in a $4,900,000 write-down for impairment in 1995.

Results Of Operations

1997 vs. 1996

The Partnership's net income for the year ended December 31, 1997 remained consistent compared to the prior year as higher rental revenues and interest income were offset by higher costs and expenses and lower other income during 1997.

Rental revenues increased at Southport and 568 Broadway during the year ended December 31, 1997 compared to 1996, primarily due to higher percentage rents collected during 1997 at Southport and lease renewals at 568 Broadway at rates higher than those in 1996. These increases were partially offset by lower rental revenues at Westbrook primarily due to lower occupancy rates in 1997 as compared to 1996.

Costs and expenses increased during the year ended December 31, 1997 compared to the same periods in 1996, primarily due to increases in operating expenses, depreciation and amortization, and property management fees. Operating expenses increased during 1997 due to higher real estate taxes and higher bad debt expenses partially offset by lower insurance expense. Overall real estate tax expense was higher at 568 Broadway in 1997 due to the significant refunds received in 1996 which offset the annual tax payments. Bad debt expense increased at Westbrook as certain tenants' accounts were written-off as the tenants vacated. Insurance expenses decreased during 1997 due to the payment of lower premiums while coverage remained the same. Depreciation and property management fees were higher in 1997 due to significant capital additions in 1996 and higher revenues, respectively. These increases were partially offset by lower administrative expenses, as legal and accounting fees related to ongoing litigation and the HEP reorganization were higher in 1996.

Interest income increased in 1997 due to higher interest rates and higher invested cash balances compared to the 1996. Other income decreased during the year ended December 31, 1997 compared to 1996 due to fewer investor transfers.

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

Year 2000 Compliance

                  The Partnership's accounting, administrative and property management services are provided by affiliates of the General Partners. Those affiliates have and will continue to make certain investments in their software systems and applications to ensure that they are year 2000 compliant. The Partnership's management believes that the financial impact to the Partnership of ensuring its year 2000 compliance has not been and is not anticipated to be material to the Partnership's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                    I N D E X




Independent Auditors' report....................................................

Financial statements, years ended
         December 31, 1997, 1996 and 1995

         Balance Sheets.........................................................

         Statements of Operations...............................................

         Statements of Partners' Equity.........................................

         Statements of Cash Flows...............................................

         Notes to Financial Statements..........................................

INDEPENDENT AUDITORS' REPORT


To the Partners of Integrated Resources High Equity Partners, Series 85

We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at
Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 27, 1998
New York, NY

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                 BALANCE SHEETS


                                                           December 31,
                                                   -----------------------------
                                                       1997              1996
                                                   -----------       -----------
ASSETS

Real estate ................................       $33,033,710       $32,154,253
Cash and cash equivalents ..................         4,350,887         4,870,517
Other assets ...............................         2,033,252         2,107,211
Receivables ................................           182,568           158,204
                                                   -----------       -----------

TOTAL ASSETS ...............................       $39,600,417       $39,290,185
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,183,720       $ 1,061,732
Due to affiliates ..........................           577,739         1,164,121
Distributions payable ......................           395,799           252,638
                                                   -----------       -----------

     Total liabilities .....................         2,157,258         2,478,491
                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........        35,570,050        34,970,158
  General partners' equity .................         1,873,109         1,841,536
                                                   -----------       -----------

     Total partners' equity ................        37,443,159        36,811,694
                                                   -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY .....       $39,600,417       $39,290,185
                                                   ===========       ===========


                        See notes to financial statements

                          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                       STATEMENTS OF OPERATIONS


                                                               For the Years Ended December 31,
                                                      ----------------------------------------------
                                                           1997             1996             1995
                                                      ------------     ------------     ------------
Rental Revenue ..................................     $  9,021,378     $  8,888,016     $  7,877,644
                                                      ------------     ------------     ------------
Costs and Expenses:
            Operating expenses ..................        3,426,267        3,139,504        3,397,690
            Depreciation and  amortization ......        1,360,929        1,270,172        1,161,328
            Partnership management fee ..........          908,172          908,172          908,172
            Administrative  expenses ............        1,116,971        1,359,027          447,270
            Property management fee .............          350,490          327,759          303,936
            Write-down for impairment ...........               --               --       20,469,050
                                                      ------------     ------------     ------------
                                                         7,162,829        7,004,634       26,687,446
                                                      ------------     ------------     ------------

Income (loss) before interest and other income ..        1,858,549        1,883,382      (18,809,802)
         Interest income ........................          207,420          141,939          130,173
         Other income ...........................           68,690          109,396           54,695
                                                      ------------     ------------     ------------
Net Income (loss) ...............................     $  2,134,659     $  2,134,717     $(18,624,934)
                                                      ============     ============     ============

Net income (loss) attributable to:

        Limited partners ........................     $  2,027,926     $  2,027,981     $(17,693,687)

         General partners .......................          106,733          106,736         (931,247)
                                                      ------------     ------------     ------------

Net income (loss) ...............................     $  2,134,659     $  2,134,717     $(18,624,934)
                                                      ============     ============     ============
Net income (loss) per unit of limited partnership
     Interest (400,010 units outstanding) .......     $       5.07     $       5.07     $     (44.23)
                                                      ============     ============     ============


                                  See notes to financial statements

                   INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                               STATEMENTS OF PARTNERS' EQUITY



                                             General          Limited
                                             Partners'        Partners'
                                             Equity           Equity             Total
                                         ------------      ------------      ------------

Balance, January 1, 1995 ...........     $  2,767,103      $ 52,555,912      $ 55,323,015

Net Loss ...........................         (931,247)      (17,693,687)      (18,624,934)

Distributions as a return of capital
($2.40 per limited partnership unit)          (50,528)         (960,024)       (1,010,552)
                                         ------------      ------------      ------------

Balance, December 31, 1995 .........        1,785,328        33,902,201        35,687,529

Net Income .........................          106,736         2,027,981         2,134,717

Distributions as return of capital
($2.40 per limited partnership unit)          (50,528)         (960,024)       (1,010,552)
                                          -----------      ------------      ------------
Balance, December 31, 1996 .........        1,841,536        34,970,158        36,811,694

Net Income .........................          106,733         2,027,926         2,134,659

Distributions as return of capital
($3.57 per limited partnership unit)          (75,160)       (1,428,034)       (1,503,194)
                                         ------------      ------------      ------------

Balance, December 31, 1997 .........     $  1,873,109      $ 35,570,050      $ 37,443,159
                                         ============      ============      ============

                             See notes to financial statements

                             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                           STATEMENTS OF CASH FLOWS



                                                                      For the Years Ended December 31,
                                                            ------------------------------------------------
                                                                1997              1996              1995
                                                            ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss) .....................................     $  2,134,659      $  2,134,717      $(18,624,934)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Write-down for impairment ........................               --                --        20,469,050
     Depreciation and amortization ....................        1,360,929         1,270,172         1,161,328
     Straight line adjustment for stepped lease rentals            3,999           (52,915)          (43,550)

Changes in asset and liabilities:
     Accounts payable and accrued expenses ............          121,988            44,935           159,873
     Receivables ......................................          (24,364)           44,558           211,547
     Due to affiliates ................................         (586,382)          811,488            42,265
     Other assets......................................         (202,800)         (177,542)         (504,798)
                                                            ------------      ------------      ------------
Net cash provided by operating activities .............        2,808,029         4,075,413         2,870,781
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Improvements to real estate.......................       (1,967,626)         (645,287)       (2,075,671)
                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners.........................       (1,360,033)       (1,010,552)       (1,010,552)
                                                            ------------      ------------      ------------

(Decrease) Increase  in Cash and Cash Equivalents .....         (519,630)        2,419,574          (215,442)

Cash and Cash Equivalents, Beginning of Year ..........        4,870,517         2,450,943         2,666,385
                                                            ------------      ------------      ------------

Cash and Cash Equivalents, End of Year ................     $  4,350,887      $  4,870,517      $  2,450,943
                                                            ============      ============      ============


                                      See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION

         Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"), is a limited partnership, organized under the Uniform Limited Partnership Laws of California on August 19, 1983 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2008 or sooner, in accordance with terms of the Agreement of Limited Partnership. The Partnership invested in three shopping centers and four office properties (one of which was sold in 1994), none of which are encumbered by debt.

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

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any. Tenant improvements are amortized over the applicable lease term.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net income (loss) and distributions per unit of limited partnership interest

         Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (400,010), for each of the years ended December 31, 1997, 1996 and 1995.

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information: establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

         The implementation in 1997 of FASB Statement No. 128 "Earnings per Share" and Statement No. 129 "Disclosure of Information about Capital Structure" did not have any impact on the Partnerships financial statements.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity Inc., is a wholly owned subsidiary of Presidio Capital Corp.
         ("Presidio"). Presidio AGP Corp., which is also a wholly owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On August 28,1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated which other acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         On November 2, 1997 the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio, and its direct and indirect subsidiaries and affiliates.
         Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the years ended December 31, 1997 and 1996, reimbursable expenses paid to Wexford by the Partnership amounted to $41,994 and $80,895, respectively.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership.
         Portions of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1997, 1996, and 1995, Resources Supervisory was entitled to receive an aggregate of $350,490, $327,759, and $303,936, of which $196,300, $191,956, and $161,137 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $150,000 per year for each of the years ended December 31, 1997, 1996 and 1995.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the years ended December 31, 1997, 1996, and 1995 the Managing General Partner earned $908,172.

         The General Partners are allocated 5% of the net income or (losses) of the Partnership which amounted to $106,733, $106,736, and ($931,247) in 1997, 1996 and 1995, respectively. The General Partners are also entitled to receive 5% of distributions which amounted to $75,160, $50,528, and $50,528 in 1997, 1996 and 1995, respectively.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments. All fees received by the General Partners are subject to certain limitations as set forth in the Partnership Agreement.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         During July 1996 through March 1998, Millennium Funding II Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 39,123 units of the Partnership from various limited partners, which represents approximately 9.8% of the outstanding limited partnership units of the Partnership. During 1997, distributions in the amount of $26,697 were received by Millennium Funding II Corp related to these units.

         Pursuant to an agreement dated as of March 6, 1998 among Presidio, American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $95.00 per unit.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $20,469,050 in 1995. No write-downs were required for the years ended December 31, 1996 or 1997. The details of write-downs recorded in 1995 are as follows:

         During 1995, market conditions surrounding Century Park deteriorated causing higher vacancy and lower rental rates. Leasing expectations were not achieved and capital expenditures exceeded projections due to converting the building from a single user to multi-tenancy capabilities. In early 1995, occupancy was only 25%. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower that the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value using expected cash flows discounted at 13% over 15 years and an
         assumed   sale  at  the  end  of  the  holding   period   using  a  10%
         capitalization rate in order to determine the write-down for impairment. This fair value estimate resulted in a $2,500,000 write-down for impairment in 1995 of which the Partnership's share was $1,250,000.

         The Partnership was not able to achieve leasing expectations at Seattle Tower and occupancy in 1995 remained at approximately 80%. In addition, market rents were lower than projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $25 per square foot. This fair value estimate resulted in a $7,100,000 write-down for impairment in 1995 of which the Partnership's share was $3,550,000.

         During 1995, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

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

         Rental income at Loch Raven in 1995 did not meet previously projected levels due to lower rental market rates. Expenses also decreased slightly but this decrease was offset by significant capital expenditures which were not anticipated. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an
         assumed   sale  at  the  end  of  the  holding   period   using  a  10%
         capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $4,800,000 write-down for impairment in 1995.

         Despite an occupancy rate in excess of 90% in 1995, actual income levels at Southport did not meet previously projected income levels due to lower rental market rates. Expenses were slightly higher than anticipated and tenant procurement cost estimates were greater than amounts projected. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $105 per square foot. This fair value estimated resulted in a $4,900,000 write-down for impairment in 1995.

         The following table is a summary of the Partnership's real estate as of:


                                                          December 31,
                                               --------------------------------
                                                    1997                1996
                                               ------------        ------------
Land ...................................       $ 11,056,966        $ 11,056,966

Buildings and improvements .............         36,784,708          34,817,081
                                               ------------        ------------
                                                 47,841,674          45,874,047

Less:  Accumulated depreciation ........        (14,807,964)        (13,719,794)
                                               ------------        ------------

                                               $ 33,033,710        $ 32,154,253
                                               ============        ============

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                         YEARS ENDING DECEMBER 31,
                          ------------------------------------------------------------------------------------------
                              1998         1999         2000         2001         2002      Thereafter      Total
                          ----------   ----------   ----------   ----------   ----------  -----------    -----------
                          $6,446,000   $5,951,000   $5,342,000   $4,343,000   $4,101,000  $12,176,000    $38,359,000
                          ==========   ==========   ==========   ==========   ==========  ===========    ===========

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

 5.       DISTRIBUTIONS PAYABLE

                                                                 December 31,
                                                             ----------------------
                                                               1997          1996
                                                             --------     ---------
Limited Partners ($.94 and $.60 per unit) ..............     $376,009     $240,006
General Partners .......................................       19,790       12,632
                                                             --------     --------
                                                             $395,799     $252,638
                                                             ========     ========

Such distributions were  paid in the subsequent quarters


 6.       DUE TO AFFILIATES

                                                                     December 31,
                                                              --------------------------
                                                                 1997           1996
                                                              ----------     -----------
Partnership asset management fee ........................     $  227,044     $  227,044
Reorganization and litigation cost reimbursement (Note 7)        210,000        824,510
Property management fee .................................        103,195         75,067
Non-accountable expense reimbursement ...................         37,500         37,500
                                                              ==========     ==========
                                                              $  577,739     $1,164,121
                                                              ==========     ==========

Such amounts were  paid in the subsequent quarters

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (continued)

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is without merit and intends to vigorously defend it.

c) On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in HEP-86, the Partnership and High Equity Partners L.P. - Series 88 ("HEP-88"), another affiliated partnership.

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner of the Partnership and HEP-88 and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership's assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended
         Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

         The General Partners believe that each of the claims asserted in the Second Amended Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,034,510 for these costs, of which $824,510 was paid in February 1997.

d) On February 6,1998, Everest Investors 8, LLC("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (continued)

         admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

         On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS


8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery systems, which is not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to the net taxable income
         (loss).

                                                                    Years Ended December 31,
                                                      ------------------------------------------------
                                                           1997              1996              1995
                                                      ------------      ------------      ------------
Net income (loss) per financial statements ......     $  2,134,659      $  2,134,717      $(18,624,934)

Write-down for impairment .......................             --                --          20,469,050

Tax depreciation in excess of financial statement
depreciation ....................................       (1,524,130)       (1,553,354)       (1,564,609)
                                                      ------------      ------------      ------------

Net taxable income ..............................     $    610,529      $    581,363      $    279,507
                                                      ============      ============      ============

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                               December 31,
                                                                                   1997
                                                                              -------------

Net assets per financial statements .....................................     $ 37,443,159

Write-down for impairment ...............................................       41,671,150

Tax depreciation in excess of financial statement depreciation ..........      (13,519,187)

Gain on admission of joint venture partner not recognied for tax purposes         (307,093)

Organization costs not charged to partners' equity for tax purposes .....        1,500,000
                                                                              ------------

Net assets per tax reporting ............................................     $ 66,788,029
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

                  As of March 15, 1998, the names and ages of, and the positions held by, the officers and directors of the Managing General Partner and the Associate General Partner are as follows:

                                                                                   Has Served as an Officer and/or
         Name             Age                       Position                                Director Since
         ----             ---                       --------                                --------------
W. Edward Scheetz         33                        Director                                 November 1997
David Hamamoto            38                        Director                                 November 1997
Richard Sabella           42                   President, Director                           November 1997
David King                35     Executive VP, Director and Assistant Treasurer              November 1997
Larry Schacter            41                     Senior VP, CFO                              January 1998
Kevin Reardon             39           VP, Secretary, Treasurer & Director                   November 1997
Allan B. Rothschild       36                Executive Vice President                         December 1997
Marc Gordon               33                     Vice President                              November 1997
Charles Humber            24                     Vice President                              November 1997
Adam Anhang               24                     Vice President                              November 1997
Gregory Peck              23                   Assistant Secretary                           November 1997


                  W. Edward Scheetz co-founded NorthStar with David Hamamoto in July 1997 having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

                  David Hamamoto co-founded NorthStar with W. Edward Scheetz in July 1997, having previously been a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

                  Richard Sabella joined NorthStar in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

                  David King joined NorthStar in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies
(USA). Prior to joining Olympia & York in 1990. Mr. King worked for Bankers Trust in its real estate finance group.

                  Larry Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshhire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996, and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University (Ohio).

                  Kevin Reardon joined NorthStar in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joing Lazard Freres, MR. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst-ABC-Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in accounting.

                  Allan B. Rothschild joined NorthStar in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership wehre he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

                  Marc Gordon joined NorthStar in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joing Merrill Lynch, in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

                  Charles Humber joined NorthStar in September 1997, having previously worked for Merrill Lynche's Real Estate Investment Banking group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management.

                  Adam Anhang joined NorthStar in August 1997, having previously worked for the Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate.

                  Gregory Peck joined NorthStar in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking group from 1994 to 1996. Mr. Peck graduated from Columbia College with a A.B. in mathematics and a A.B. in economics.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  As of March 15, 1998, an affiliate of the General Partners owned approximately 9.8% of the Units. No directors, officers or partners of the Managing General Partner presently own any Units.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                            Percentage Ownership in PCIC and
                                             Percentage Beneficial Ownership
 Name of Beneficial Owner                            in Presidio
 ------------------------                   --------------------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                     71.93%
AG Presidio Investors, LLC(2)                        14.12%
DK Presidio Investors, LLC(3)                         8.45%
Stonehill Partners, LP(4)                             5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                           0%
Marc Gordon(5)                                           0%
David Hamamoto(5)                                    71.93%
Charles Humber(5)                                        0%
David King(5)                                            0%
Gregory Peck(5)                                          0%
Kevin Reardon(5)                                         0%
Allan Rothschild(5)                                      0%
Richard J. Sabella(5)                                    0%
Lawrence Schachter(5)                                    0%
W. Edward Scheetz(5)                                 71.93%

Directors and Officers as a group:                   71.93%

(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022.

                  Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.  Certain Relationships and Related Transactions

               The General Partners and certain affiliated entities have, during the year ended December 31, 1997, earned or received compensation or payments for services or reimbursements from the Partnership or Presidio subsidiaries as follows:

   Name of Recipient                          Capacity in Which Served                      Compensation from the Partnership
   -----------------                          ------------------------                      ---------------------------------
Resources High Equity Inc.                    Managing General Partner                                 $1,271,859(1)
Presidio AGP Corp.                            Associate General Partner                                     1,473(2)
Resources Supervisory Management Corp.        Affiliated Property Managers                                154,190(3)
Resources Capital  Corp.                      Affiliate                                                    70,000(4)

1 Of this amount $73,687 represents the Managing General Partner's share of distributions of cash from operations, $150,000 represents payment for non-accountable expenses of the Managing General Partner based upon the number of Units sold, $140,000 represents reimbursement of costs in connection with the California Action, and $908,172 represents a Partnership Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 1997, $30,643 of the Partnership's taxable income was allocated to the Managing General Partner.

2 This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1997, $625 of the Partnership's taxable income was allocated to the Associate General Partner.

3 This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee paid to Resources Supervisory was $350,490, of which $196,300 was paid to unaffiliated management companies.

4 This amount represents reimbursements of actual costs incurred in defending the California Action and the cost of preparing settlement materials.

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

10. (a) Agent's Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to
                  Exhibit 10(b) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

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

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             ADDITIONAL INFORMATION

                   YEARS ENDED DECEMBER 31, 1997 1996 AND 1995

                                      INDEX




         Additional financial information furnished pursuant to the requirements of Form 10-K:

         Schedules- December 31, 1997, 1996 and 1995 and years then ended, as required:

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



                                            INTEGRATED RESOURCES HIGH EQUITY
                                            PARTNERS, SERIES 85, A CALIFORNIA
                                            LIMITED PARTNERSHIP

                                            By:  RESOURCES HIGH EQUITY, INC.
                                                    Managing General Partner


Dated: March 27, 1998                       By:  /s/ Richard Sabella
                                                 --------------------
                                                 Richard Sabella
                                                 President and Director
                                                 (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 27, 1998                  By:  /s/ Richard Sabella
                                            --------------------
                                            Richard Sabella
                                            President and Director
                                            (Principal Executive Officer)



Dated: March 27, 1998                  By:  /s/ Lawrence Schachter
                                             ----------------------
                                            Lawrence Schachter
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)



Dated: March 27, 1998                  By:  /s/ Kevin Reardon
                                            ------------------
                                            Kevin Reardon
                                            Director, Vice President,
                                            Treasurer and Secretary


Dated: March 27, 1998                  By:  /s/ David King
                                            ---------------
                                            David King
                                            Director and
                                            Executive Vice President

                                   INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                             A California Limited Partnership

                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    December 31, 1997

                                                                                          Costs                Reductions
                                                                                       Capitalized              Recorded
                                                                                      Subsequent to          Subsequent to
                                                               Initial Cost             Acquisition            Acquisition
                                                         -----------------------   -----------------------     -----------
                                                                     Buildings
                                                                        And                      Carrying
        Description                Encumbrances           Land      Improvements   Improvement     Costs        Write Downs
        -----------                ------------           ----      ------------   -----------     -----        -----------
RETAIL:

The Westbrook    Brooklyn             $     --          $1,424,800    $ 3,648,837    $  714,579   $  374,968    $ (3,400,000)
Mall Shopping    Center, MN
Center

The Southport    Ft.                        --           6,961,667     13,723,333     1,347,160    1,866,962      (4,900,000)
Shopping Center  Lauderdale, FL

The Loch Raven   Towson, MD                 --           2,469,871      6,860,748     1,945,911      953,837      (4,800,000)
Shopping Center                       --------         -----------    -----------    ----------   ----------    ------------
                                            --          10,856,338     24,232,918     4,007,650    3,195,767     (13,100,000)
                                      --------         -----------    -----------    ----------   ----------    ------------
OFFICE:

Century Park     Kearny Mesa,               --           3,122,064     12,717,936     1,885,955    1,353,130     (11,700,000)
Office Complex   CA

568 Broadway     New York,  NY              --           2,318,801      9,821,517     4,916,105    1,556,212     (10,821,150)
Office Building

Seattle Tower    Seattle, WA                --           2,163,253      5,030,803     1,714,983      609,392      (6,050,000)
Office Building                       ---------        -----------    -----------    ----------   ----------    ------------


                                            --           7,604,118     27,570,256     8,517,043    3,528,734     (28,571,150)
                                      ---------        -----------    -----------   -----------   ----------    ------------
                                      $                $18,460,456    $51,803,174   $12,524,693   $6,724,501    $(41,671,150)
                                      =========        ===========    ===========   ===========   ==========    ============


                                   INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                             A California Limited Partnership

                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    December 31, 1997
                                                       (continued)


                                                    Gross Amount at Which
                                                 Carried at Close of Period
                                           ------------------------------------

                                                       Buildings
                                                         And                        Accumulated      Date
       Description                          Land     Improvements         Total    Depreciation    Acquired
       -----------                          ----     ------------         -----    ------------    --------
RETAIL:

The Westbrook    Brooklyn              $  686,001    $ 2,077,183    $  2,763,184   $  1,297,890      1985
Mall Shopping    Center, MN
Center

The Southport    Ft.                    5,998,194     13,000,928      18,999,122      4,535,166      1986
Shopping Center  Lauderdale, FL

The Loch Raven   Towson, MD             1,507,227      5,923,140       7,430,367      2,113,329      1986
Shopping Center                        ----------    -----------    ------------   ------------
                                        8,191,422     21,001,251      29,192,673      7,946,385
                                       ----------    -----------    ------------   ------------

OFFICE:

Century Park     Kearny Mesa,           1,123,811      6,265,274       7,389,085      2,829,950      1986
Office Complex   CA

568 Broadway     New York,  NY            977,120      6,814,365       7,791,485      2,684,159      1986
Office Building

Seattle Tower    Seattle, WA              764,613      2,703,818       3,468,431      1,347,470      1986

Office Building                        ----------    -----------    ------------   ------------

                                        2,865,544     15,783,457      18,649,001      6,861,579
                                      -----------    -----------    ------------   ------------
                                      $11,056,966    $36,784,708     $47,841,674    $14,807,964
                                      ===========    ===========     ===========    ===========


         Note: The aggregate cost for Federal income tax purposes is $89,512,824 at December 31, 1997.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                        A California Limited Partnership

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997

(A)    RECONCILIATION OF REAL ESTATE OWNED:

                                                For the Years Ended December 31,
                                     ------------      ------------     -------------
                                          1997              1996             1995
                                     ------------      ------------     -------------
BALANCE AT BEGINNING OF YEAR ...     $ 45,874,047      $ 45,228,760     $ 63,622,139

ADDITIONS DURING THE YEAR ......        1,967,627           645,287        2,075,671
     Improvements to Real Estate

OTHER CHANGES
      Write-down for impairment                --                --      (20,469,050)
                                     ============      ============     ============
BALANCE AT END OF YEAR (1) .....     $ 47,841,674      $ 45,874,047     $ 45,228,760
                                     ============      ============     ============

(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.

(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                            For the Years Ended December 31,
                                     ------------    ------------   ------------
                                         1997            1996            1995
                                     ------------    ------------   ------------
BALANCE AT BEGINNING OF YEAR ...     $13,719,794     $12,694,788     $11,714,459

ADDITIONS DURING THE YEAR
     Depreciation Expense(1) ...       1,088,170       1,025,006         980,329
                                     -----------     -----------     -----------

BALANCE AT END OF YEAR .........     $14,807,964     $13,719,794     $12,694,788
                                     ===========     ===========     ===========


           (1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.