Form 10-Q
period 1998-03-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1998-05-15
CIK 730067

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

                  For the quarterly period ended March 31, 1998

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

                           Yes   [ X ]       No   [   ]

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998

                                      INDEX



         Part I. Financial Information:

         Balance Sheets - March 31, 1998 and December 31, 1997

         Statements of Operations -- Three Months Ended
             March 31, 1998 and 1997

         Statement of Partners' Equity -- Three Months Ended
             March 31, 1998

         Statements of Cash Flows -- Three Months Ended
             March 31, 1998 and 1997

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998

                                 BALANCE SHEETS


                                                     March 31,       December 31,
                                                       1998              1997
                                                   -----------       -----------
ASSETS

Real estate - net ..........................       $33,210,936       $33,033,710
Cash and cash equivalents ..................         5,031,833         4,350,887
Other assets ...............................         1,986,863         2,033,252
Receivables ................................           148,703           182,568
                                                   -----------       -----------

                                                   $40,378,335       $39,600,417
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,524,817       $ 1,183,720
Distributions payable ......................           395,799           395,799
Due to affiliates ..........................           485,898           577,739
                                                   -----------       -----------

                                                     2,406,514         2,157,258
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding) .....        36,072,279        35,570,050
     General partners' equity ..............         1,899,542         1,873,109
                                                   -----------       -----------

                                                    37,971,821        37,443,159
                                                   -----------       -----------

                                                   $40,378,335       $39,600,417
                                                   ===========       ===========

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998

                            STATEMENTS OF OPERATIONS


                                                         For the Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Rental Revenue ...............................       $2,590,545       $2,356,528
                                                     ----------       ----------

Costs and Expenses:

     Operating expenses ......................          836,815          872,018
     Depreciation and amortization ...........          329,293          309,935
     Partnership management fee ..............          227,043          227,043
     Administrative expenses .................          225,750          202,260
     Property management fee .................           76,584           69,069
                                                     ----------       ----------

                                                      1,695,485        1,680,325
                                                     ----------       ----------

Income before interest and other income ......          895,060          676,203

     Interest income .........................           26,201           42,666

     Other income ............................            3,200           15,290
                                                     ----------       ----------

Net income ...................................       $  924,461       $  734,159
                                                     ==========       ==========

Net income attributable to:

     Limited partners ........................       $  878,238       $  697,451

     General partners ........................           46,223           36,708
                                                     ----------       ----------

Net income ...................................       $  924,461       $  734,159
                                                     ==========       ==========

Net income per unit of limited
     Partnership interest (400,010 units
     outstanding) ............................       $     2.20       $     1.74
                                                     ==========       ==========

                        See notes to financial statements

                          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                       FORM 10-Q - MARCH 31, 1998

                                      STATEMENT OF PARTNERS' EQUITY


                                                           General           Limited
                                                         Partners'          Partners'
                                                           Equity            Equity             Total
                                                       ------------      ------------      ------------

Balance, January 1, 1998 .........................     $  1,873,109      $ 35,570,050      $ 37,443,159

Net income for the three
     months ended March 31, 1998 .................           46,223           878,238           924,461

Distributions as a return of capital for the three
     months ended March 31, 1998 ($.94 per limited
     partnership unit.............................          (19,790)         (376,009)         (395,799)
                                                       ------------      ------------      ------------

Balance, March 31, 1998 ..........................     $  1,899,542      $ 36,072,279      $ 37,971,821
                                                       ============      ============      ============

                       See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998

                            STATEMENTS OF CASH FLOWS


                                                            For the Three Months
                                                                Ended March 31,
                                                       ----------------------------

                                                            1998             1997
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $   924,461      $   734,159
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization ...........         329,293          309,935
         Straight-line adjustment for stepped
           lease rentals .........................           1,000          (13,228)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...         341,097          196,472
         Receivables .............................          33,865           37,728
         Due to affiliates .......................         (91,841)        (884,348)
         Other assets ............................         (22,801)         (72,855)
                                                       -----------      -----------

     Net cash provided by operating activities ...       1,515,074          307,863
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................        (438,329)        (249,772)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................        (395,799)        (252,638)
                                                       -----------      -----------

Increase (Decrease) In Cash And Cash Equivalents .         680,946         (194,547)

Cash And Cash Equivalents, Beginning of Year .....       4,350,887        4,870,517
                                                       -----------      -----------

Cash And Cash Equivalents, End of Quarter ........     $ 5,031,833      $ 4,675,970
                                                       ===========      ===========

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

 2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended March 31, 1998 and 1997, Resources Supervisory was entitled to receive $76,584 and $69,069 respectively, of which $65,229 and $53,839 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended March 31, 1998 and 1997, the Managing General Partner was entitled to receive $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1998 and 1997, the Managing General Partner was entitled to receive $227,043.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $46,223 and $36,708 for the quarters ended March 31, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 and $15,790 for the quarters ended March 31, 1998 and 1997, respectively.

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

         From July 1996 through May 1, 1998, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners, which represents approximately 9.8% of the outstanding limited partnership units of the Partnership.

         Pursuant to an agreement dated as of March 6, 1998 among Presidio Capital Corp., American Real Estate Holding, L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $95.00 per unit.

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                             March 31,      December  31,
                                               1998              1997
                                          ------------      ------------

       Land .........................     $ 11,056,966      $ 11,056,966
       Building and improvements ....       37,223,037        36,784,708
                                          ------------      ------------
                                            48,280,003        47,841,674
       Less: Accumulated depreciation      (15,069,067)      (14,807,964)
                                          ------------      ------------

                                          $ 33,210,936      $ 33,033,710
                                          ============      ============

         No write-downs for impairment were recorded for the three months ended March 31, 1998 or 1997.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

5.       DISTRIBUTIONS PAYABLE

                                                     March 31,   December 31,
                                                        1998        1997
                                                     --------     --------

                Limited partners ($.94 per unit)     $376,009     $376,009
                General partners ...............       19,790       19,790
                                                     --------     --------

                                                     $395,799     $395,799
                                                     ========     ========

         Such distributions were paid in the quarters subsequent to March 31, 1998 and December 31, 1997, respectively.

6.       DUE TO AFFILIATES

                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------     --------
   Partnership management fee .....................     $227,043     $227,044
   Reorganization and litigation cost reimbursement
   (Note 7) .......................................      210,000      210,000
   Property management fee ........................       11,355      103,195
   Non-accountable expense reimbursement ..........       37,500       37,500
                                                        --------     --------

                                                        $485,898     $577,739
                                                        ========     ========

         Such amounts were paid in the quarters subsequent to March 31, 1998 and December 31, 1997, respectively.

7.       COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all the purchasers of limited partnership interest in HEP-86, the Partnership, and High Equity Partners L.P. - Series 88 ("HEP-88"), another affiliated partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the managing general partner of HEP-85 and HEP-88 and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnership; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended
         Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1998, the General Partners had billed the Partnership a total of $1,034,510 for these costs, of which $824,510 was paid.

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

         On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The Partnerships and the General Partners believe that Everest claims are without merit and intend to vigorously contest the action.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1998, total working capital reserves amounted to approximately $3,426,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1998, cash and cash equivalents increased $680,946 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,515,074 for the three months ended March 31, 1998. The Partnership used $438,329 for capital expenditures related to capital and tenant improvements to the properties and $395,799 for distributions to partners for the three months ended March 31, 1998.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the three months ended March 31, 1998 compared to the same period in the prior year due primarily to higher rental revenues, partially offset by higher costs and expenses and lower interest and other income during 1998.

Rental revenues increased primarily at Southport during the three ended March 31, 1998 compared to 1997, due to higher percentage rents collected during 1998 as a result of higher sales volume. This increase was partially offset by lower rental revenues at Westbrook, primarily due to lower occupancy rates in 1998 as compared to the same period in 1997.

Costs and expenses increased during the three months ended March 31, 1998 compared to the same period in 1997, primarily due to increases in administrative expenses and depreciation expense, partially offset by a decrease in operating expenses. Administrative expenses increased due to higher legal and accounting fees during 1998 related to ongoing litigation and the HEP settlement and depreciation increased due to the significant capital additions in 1997. Operating expenses decreased during the first three months of 1998 due to lower repair and maintenance costs at various properties.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest income decreased due to lower cash balances during the three ended March 31, 1998 compared to the same period in 1997. Other income decreased during the three months ended March 31, 1998 compared to the same period in 1997 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


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

         (b)      Reports on Form 8-K:
                  None

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - MARCH 31, 1998


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



                                               Integrated Resources High Equity
                                               Partners, Series 85,
                                               A California Limited Partnership




                                           By: Resources High Equity, Inc.,
                                               Managing General Partner




Dated:   May 12, 1998                      By: /S/ Richard Sabella
                                               -------------------
                                               Richard Sabella
                                               President
                                               (Duly Authorized Officer)




Dated:   May 12, 1998                      By: /S/ Lawrence Schachter
                                               ----------------------
                                               Lawrence Schachter
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)