Form 10-Q
period 1998-06-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1998-08-14
CIK 730067

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

                  For the quarterly period ended June 30, 1998

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

                           Yes   [ X ]       No   [   ]

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1998

                                      INDEX



         Part I. Financial Information:

         Balance Sheets - June 30, 1998 and December 31, 1997

         Statements of Operations -- Three and Six Months Ended
             June 30, 1998 and 1997

         Statement of Partners' Equity -- Six Months Ended
             June 30, 1998

         Statements of Cash Flows -- Six Months Ended
             June 30, 1998 and 1997

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            FORM 10-Q - JUNE 30, 1998

                                 BALANCE SHEETS


                                                  June 30, 1998    December 31, 1997
                                                  -------------    -----------------
ASSETS

Real estate - net ..........................       $33,557,174       $33,033,710
Cash and cash equivalents ..................         4,480,101         4,350,887
Other assets ...............................         1,934,858         2,033,252
Receivables ................................            77,567           182,568
                                                   -----------       -----------

                                                   $40,049,700       $39,600,417
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,576,146       $ 1,183,720
Distributions payable ......................           395,799           395,799
Due to affiliates ..........................           276,110           577,739
                                                   -----------       -----------

                                                     2,248,055         2,157,258
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding) .....        35,910,612        35,570,050
     General partners' equity ..............         1,891,033         1,873,109
                                                   -----------       -----------

                                                    37,801,645        37,443,159
                                                   -----------       -----------

                                                   $40,049,700       $39,600,417
                                                   ===========       ===========

                        See notes to financial statements

                        INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                      FORM 10-Q - JUNE 30, 1998

                                      STATEMENTS OF OPERATIONS


                                            For the Three Months Ended      For the Six Months Ended
                                                     June 30,                       June 30,
                                             -------------------------     -------------------------
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------

Rental Revenue .........................     $2,186,065     $2,398,074     $4,766,610     $4,754,602
                                             ----------     ----------     ----------     ----------

Costs and Expenses:

     Operating expenses ................      1,068,805        857,590      1,905,620      1,729,608
     Depreciation and amortization .....        329,293        309,935        658,586        619,870
     Partnership management fee ........        227,043        227,043        454,086        454,086
     Administrative expenses ...........        330,192        204,098        555,942        406,358
     Property management fee ...........         64,102         71,264        140,686        140,333
                                             ----------     ----------     ----------     ----------

                                              2,019,435      1,669,930      3,714,920      3,350,255
                                             ----------     ----------     ----------     ----------

Income before interest and other income         166,630        728,144      1,051,690      1,404,347

     Interest income ...................         52,743         48,429         78,944         91,095

     Other income ......................         16,250         31,340         19,450         46,630
                                             ----------     ----------     ----------     ----------

Net income .............................     $  235,623     $  807,913     $1,150,084     $1,542,072
                                             ==========     ==========     ==========     ==========

Net income attributable to:

     Limited partners ..................     $  223,842     $  767,517     $1,092,580     $1,464,968

     General partners ..................         11,781         40,396         57,504         77,104
                                             ----------     ----------     ----------     ----------

Net income .............................     $  235,623     $  807,913     $1,150,084     $1,542,072
                                             ==========     ==========     ==========     ==========

Net income per unit of limited
     partnership interest (400,010 units
     outstanding) ......................     $     0.56     $     1.92     $     2.73     $     3.66
                                             ==========     ==========     ==========     ==========

                        See notes to financial statements

                          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                        FORM 10-Q - JUNE 30, 1998

                                      STATEMENT OF PARTNERS' EQUITY


                                                           General         Limited
                                                          Partners'        Partners'
                                                           Equity           Equity             Total
                                                       ------------      ------------      ------------
Balance, January 1, 1998 .........................     $  1,873,109      $ 35,570,050      $ 37,443,159

Net income for the six
     months ended June 30, 1998 ..................           57,504         1,092,580         1,150,084

Distributions as a return of capital for the six
     months ended June 30, 1998 ($1.88 per limited
     partnership unit) ...........................          (39,580)         (752,018)         (791,598)
                                                       ------------      ------------      ------------

Balance, June 30, 1998 ...........................     $  1,891,033      $ 35,910,612      $ 37,801,645
                                                       ============      ============      ============

                        See notes to financial statements

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

                                STATEMENTS OF CASH FLOWS


                                                         For the Six Months Ended
                                                                 June 30,
                                                     --------------------------------
                                                           1998            1997
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $ 1,150,084      $ 1,542,072
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization ...........         658,586          619,870
         Straight-line adjustment for stepped
           Lease rentals .........................           2,000          (26,456)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...         392,426          267,444
         Receivables .............................         105,001          (14,418)
         Due to affiliates .......................        (301,629)        (879,453)
         Other assets ............................         (39,986)        (125,219)
                                                       -----------      -----------

     Net cash provided by operating activities ...       1,966,482        1,383,840
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................      (1,045,670)        (474,190)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................        (791,598)        (568,435)
                                                       -----------      -----------

Increase In Cash And Cash Equivalents ............         129,214          341,215

Cash And Cash Equivalents, Beginning of Year .....       4,350,887        4,870,517
                                                       -----------      -----------

Cash And Cash Equivalents, End of Quarter ........     $ 4,480,101      $ 5,211,732
                                                       ===========      ===========

                        See notes to financial statements

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

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

         Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may materially vary from the estimates. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998, reimbursable expense due NorthStar Presidio amounted to $47,300.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended June 30, 1998 and 1997, Resources Supervisory was entitled to receive $64,102 and $71,264 respectively, of which $52,535 and $51,139 was paid to unaffiliated management companies, respectively for on-site management and the balance was retained by Resources Supervisory.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended June 30, 1998 and 1997, the Managing General Partner was entitled to receive $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1998 and 1997, the Managing General Partner was entitled to receive $227,043.

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $11,781 and $40,396 for the quarters ended June 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 for each of the quarters ended June 30, 1998 and 1997.

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

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

         From July 1996 through March 12, 1998, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners, which represents approximately 9.8% of the outstanding limited partnership units of the Partnership.

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement, dated March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it had accepted for payment 32,078 units properly tendered pursuant to the Offer. As a consequence of the Agreement, Presidio may be deemed to beneficially own the units owned by Olympia.

         Subsequent to the expiration of the Offer, Millennium Funding II Corp. purchased 3,000 limited partnership units in August 1998.

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                          June 30, 1998     December 31, 1997
                                          ------------         ------------
       Land .........................     $ 11,056,966         $ 11,056,966
       Building and improvements ....       37,830,378           36,784,708
                                          ------------         ------------
                                            48,887,344           47,841,674
       Less: Accumulated depreciation      (15,330,170)         (14,807,964)
                                          ------------         ------------

                                          $ 33,557,174         $ 33,033,710
                                          ============         ============


         No write-downs for impairment were recorded for the six months ended June 30, 1998 or 1997.

                  INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS


5.       DISTRIBUTIONS PAYABLE

                                              June 30, 1998     December 31, 1997
                                              -------------     -----------------
           Limited partners ($.94 per unit)     $ 376,009           $ 376,009
           General partners                        19,790              19,790
                                                ---------           ---------

                                                $ 395,799           $ 395,799
                                                =========           =========


         Such distributions were paid in the quarters subsequent to June 30, 1998 and December 31, 1997, respectively.

6.       DUE TO AFFILIATES

                                                     June 30, 1998      December 31, 1997
                                                     -------------      -----------------
   Partnership management fee .....................     $227,043              $227,044
   Reorganization and litigation cost reimbursement
   (Note 7) .......................................         --                 210,000
   Property management fee ........................       11,567               103,195
   Non-accountable expense reimbursement ..........       37,500                37,500
                                                        --------              --------

                                                        $276,110              $577,739
                                                        ========              ========


         Such amounts were paid in the quarters subsequent to June 30, 1998 and December 31, 1997, respectively.

                 INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

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

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS


7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended
         Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions. On July 30, 1998, the Court lifted the stay.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.

         The General Partners believe that each of the claims asserted in the Second Amended Complaint is meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

         On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS


7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


         On March 27, 1998, Everest commenced an action in the United States District Court of the Central District of California against, among others, the general partners of the HEP Partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws.

         During the quarter ended June 30, 1998, the litigations involving the Partnership and Everest were discontinued with prejudice.

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1998, total working capital reserves amounted to approximately $3,426,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1998, cash and cash equivalents increased $129,214 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants) which amounted to $1,966,482 for the six months ended June 30, 1998. The Partnership used $1,045,670 for capital expenditures related to capital and tenant improvements to the properties and $791,598 for distributions to partners for the six months ended June 30, 1998.

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

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three and six months ended June 30, 1998 compared to the same periods in the prior year. The decrease during the three months ended June 30, 1998 was due primarily to lower rental revenues, higher costs and expenses and lower other income during the current period. For the six months ended June 30, 1998, higher costs and expenses and lower interest and other income resulted in a decrease in net income as compared to the six months ended June 30, 1997.

Rental revenues decreased at Southport during the three months ended June 30, 1998 compared to 1997, due to certain credits related to prior years that were issued during 1998. In addition, rental revenues were lower at Westbrook, for both the three and six months ended June 30, 1998 primarily due to lower occupancy rates in 1998 as compared to the same periods in 1997.

Costs and expenses increased during the three and six month periods ended June 30, 1998 compared to the same periods in 1997, primarily due to increases operating expenses, administrative expenses and depreciation expense. Operating expenses increased during 1998 due to higher repair and maintenance costs related to a waterproofing project at Southport. Administrative expenses increased due to higher legal and accounting fees during 1998 related to ongoing litigation and a possible reorganization of the Partnership. Depreciation increased due to significant capital additions in 1997.

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Interest income increased slightly during the three months ended June 30, 1998 due to higher rates on invested balances during the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998, however, interest income decreased due to lower cash balances. Other income decreased during the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

Forward-looking Statements

When  used  in this  quarterly  report  on  Form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998


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

         (b)      Reports on Form 8-K:
                  None

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                FORM 10-Q - JUNE 30, 1998




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



                                                Integrated Resources High Equity
                                                Partners, Series 85,
                                                A California Limited Partnership




                                       By:      Resources High Equity, Inc.,
                                                Managing General Partner




Dated:   August 12, 1998               By:      /S/ Richard Sabella
                                                -------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)




Dated:   August 12, 1998               By:      /S/ Lawrence Schachter
                                                ----------------------
                                                Lawrence Schachter
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)