Form 10-Q
period 1998-09-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1998-11-16
CIK 730067

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

                For the quarterly period ended September 30, 1998

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

                           Yes   [ X ]       No   [   ]

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1998

                                      INDEX



         Part I. Financial Information:

         Balance Sheets - September 30, 1998 and December 31, 1997

         Statements of Operations -- Three and Nine Months Ended
             September 30, 1998 and 1997

         Statement of Partners' Equity -- Nine Months Ended
             September 30, 1998

         Statements of Cash Flows -- Nine Months Ended
             September 30, 1998 and 1997

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1998
                                 BALANCE SHEETS


                                               September 30,        December 31,
                                                    1998                1997
                                                -----------          -----------
ASSETS

Real estate - net ....................          $32,295,273          $33,033,710
Cash and cash equivalents ............            6,628,331            4,350,887
Other assets .........................            2,212,341            2,033,252
Receivables ..........................               90,439              182,568
                                                -----------          -----------

                                                $41,226,384          $39,600,417
                                                ===========          ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses           $ 1,631,857          $ 1,183,720
Distributions payable ................              395,799              395,799
Due to affiliates ....................              281,652              577,739
                                                -----------          -----------

                                                  2,309,308            2,157,258
                                                -----------          -----------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding)           36,970,271           35,570,050
     General partners' equity ........            1,946,805            1,873,109
                                                -----------          -----------

                                                 38,917,076           37,443,159
                                                -----------          -----------

                                                $41,226,384          $39,600,417
                                                ===========          ===========


                        See notes to financial statements

                         INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                    FORM 10-Q - SEPTEMBER 30, 1998
                                       STATEMENTS OF OPERATIONS


                                            For the Three Months Ended     For the Nine Months Ended
                                                    September 30,                September 30,
                                             -------------------------     -------------------------
                                                1998           1997           1998            1997
                                             ----------     ----------     ----------     ----------
Rental Revenue .........................     $2,399,569     $2,172,283     $7,166,179     $6,926,885
                                             ----------     ----------     ----------     ----------

Costs and Expenses:

     Operating expenses ................        870,212        900,086      2,775,832      2,629,694
     Depreciation and amortization .....        312,099        349,935        970,685        969,805
     Partnership management fee ........        221,832        227,043        675,918        681,129
     Administrative expenses ...........        173,675        126,029        729,617        532,387
     Property management fee ...........         70,694         64,045        211,380        204,378
                                             ----------     ----------     ----------     ----------

                                              1,648,512      1,667,138      5,363,432      5,017,393
                                             ----------     ----------     ----------     ----------

Income before gain on sale of property,
       interest and other income .......        751,057        505,145      1,802,747      1,909,492

     Gain on sale of property ..........        730,368           --          730,368           --

     Interest income ...................         26,245         55,533        105,189        146,628

     Other income ......................          3,560         23,030         23,010         69,660
                                             ----------     ----------     ----------     ----------

Net income .............................     $1,511,230     $  583,708     $2,661,314     $2,125,780
                                             ==========     ==========     ==========     ==========

Net income attributable to:

     Limited partners ..................     $1,435,668     $  554,523     $2,528,248     $2,019,491

     General partners ..................         75,562         29,185        133,066        106,289
                                             ----------     ----------     ----------     ----------

Net income .............................     $1,511,230     $  583,708     $2,661,314     $2,125,780
                                             ==========     ==========     ==========     ==========

Net income per unit of limited
     partnership interest (400,010 units
     outstanding) ......................     $     3.59     $     1.39     $     6.32     $     5.05
                                             ==========     ==========     ==========     ==========


                        See notes to financial statements

                          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                                     FORM 10-Q - SEPTEMBER 30, 1998
                                      STATEMENT OF PARTNERS' EQUITY


                                                          General           Limited
                                                         Partners'         Partners'
                                                          Equity            Equity             Total
                                                      ------------      ------------      ------------
Balance, January 1, 1998 ........................     $  1,873,109      $ 35,570,050      $ 37,443,159

Net income for the nine
     months ended September 30, 1998 ............          133,066         2,528,248         2,661,314

Distributions as a return of capital for the nine
     months ended September 30, 1998 ($2.82 per
     limited partnership unit) ..................          (59,370)       (1,128,027)       (1,187,397)
                                                      ------------      ------------      ------------
Balance, September 30, 1998 .....................     $  1,946,805      $ 36,970,271      $ 38,917,076
                                                      ============      ============      ============



                        See notes to financial statements

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                              STATEMENTS OF CASH FLOWS


                                                         For the Nine Months Ended
                                                                September 30,
                                                       ----------------------------
                                                          1998             1997
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $ 2,661,314      $ 2,125,780
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Gain on sale of property ................        (730,368)            --
         Depreciation and amortization ...........         970,685          969,805
         Straight-line adjustment for stepped
           lease rentals .........................        (232,881)         (46,902)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...         448,137          478,689
         Receivables .............................          92,129         (133,609)
         Due to affiliates .......................        (296,087)        (883,936)
         Other assets ............................         (27,160)        (183,173)
                                                       -----------      -----------

     Net cash provided by   operating activities ..      2,885,769        2,326,654
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Proceeds from sale of property ..............       2,042,964             --
     Improvements to real estate .................      (1,463,892)        (708,233)
                                                       -----------      -----------
     Net cash provided by (used in) investing
           activities ............................         579,072         (708,233)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................      (1,187,397)        (964,234)
                                                       -----------      -----------

Increase In Cash And Cash Equivalents ............       2,277,444          654,187

Cash And Cash Equivalents, Beginning of Year .....       4,350,887        4,870,517
                                                       -----------      -----------

Cash And Cash Equivalents, End of Quarter ........     $ 6,628,331      $ 5,524,704
                                                       ===========      ===========

                          See notes to financial statements

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS

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

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

         Effective as of November 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $71,000.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended September 30, 1998 and 1997, Resources Supervisory was entitled to receive $70,694 and $64,045 respectively, of which $48,374 and $48,403 was paid to unaffiliated management companies, respectively, for on-site management and the balance was retained by Resources Supervisory.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For the quarters ended September 30, 1998 and 1997, the Managing General Partner was entitled to receive $37,500.

                INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the quarters ended September 30, 1998 and 1997, the Managing General Partner was entitled to receive $221,832 and $227,043, respectively The General Partners are allocated 5% of the net income of the Partnership, which amounted to $75,562 and $29,185 for the quarters ended September 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 and for each of the quarters ended September 30, 1998 and 1997.

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

         From July 1996 through March 12, 1998, Millenium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners. Subsequent to the expiration of the offer described below, Millennium Funding II Corp. purchased 10,258 limited partnership units in August 1998 through November 1998. The total of these purchases represents approximately 12.3% of the outstanding limited partnership units of the Partnership.

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presido entered into an agreement dated March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it had accepted for payment 32,078 units properly tendered pursuant to the Offer. As a consequence of the Agreement, Presidio may be deemed to beneficially own the units owned by Olympia.

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS


4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                          September 30,             December 31,
                                               1998                     1997
                                          ------------             ------------
       Land .........................     $  9,632,166             $ 11,056,966
       Building and improvements ....       36,910,215               36,784,708
                                          ------------             ------------
                                            46,542,381               47,841,674
       Less: Accumulated depreciation      (14,247,108)             (14,807,964)
                                          ------------             ------------
                                           $ 32,295,273             $ 33,033,710
                                          ============             ============

         No write-downs for impairment were recorded for the nine months ended September 30, 1998 or 1997.

         On August 28, 1998, the Partnership closed on the sale of the Westbrook property, located in Brooklyn Center, Minnesota, to an unrelated party. In connection with the sale, the Partnership received proceeds of $2,042,964 and recognized a gain on the sale of property of $730,368 under generallly accepted accounting principles.

5.       DISTRIBUTIONS PAYABLE

                                                 September 30,       December 31,
                                                     1998                1997
                                                 ---------           ---------
           Limited partners ($.94 per unit)       $ 376,009           $ 376,009
           General partners                          19,790              19,790
                                                  ---------           ---------

                                                  $ 395,799           $ 395,799
                                                  =========           =========

         Such distributions were paid in the quarters subsequent to September 30, 1998 and December 31, 1997, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS

6.       DUE TO AFFILIATES

                                                     September 30,  December 31,
                                                          1998           1997
                                                       --------       --------
   Partnership management fee .....................     $221,832       $227,044
   Reorganization and litigation cost reimbursement
   (Note 7) .......................................         --          210,000
   Property management fee ........................       22,320        103,195
   Non-accountable expense reimbursement ..........       37,500         37,500
                                                        --------       --------

                                                        $281,652       $577,739
                                                        ========       ========


         Such amounts were paid in the quarters subsequent to September 30, 1998 and December 31, 1997, respectively.


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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998
                            NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provides, among other things, for a modification of the fees payable under the partnership agreement and a release of all claims against the defendants. The Memorandum of Understanding is subject to a number of conditions, including agreement among the parties with respect to definitive documentation, approval by the court and approval by the limited partners of the modification referred to above. There can be no assurance that such conditions will be fulfilled.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1998, the Partnership paid the general partners a total of $1,034,510 for these costs.

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

               INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1998, total working capital reserves amounted to approximately $2,587,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1998, cash and cash equivalents increased $2,277,444 as a result of cash provided by operations and from the sale of the Westbrook property in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants) which amounted to $2,885,769 for the nine months ended September 30, 1998. In addition, the Partnership received proceeds of $2,042,964 from the sale of Westbrook Mall in August 1998. The Partnership used $1,463,892 for capital expenditures related to capital and tenant improvements to the properties and $1,187,397 for distributions to partners for the nine months ended September 30, 1998.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Although no additional properties are under contract for sale, future cash flows will exclude cash flow from the Westbrook property which amounted to approximately $38,000 in 1998. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the three and nine months ended September 30, 1998 as compared to the same periods in the prior year due primarily to the gain of $730,368 on the sale of the Westbrook property in August 1998. Increases in rental revenues and slightly lower costs and expenses during the three months ended September 30, 1998 were partially offset by lower interest and other income during the current period. For the nine months ended September 30, 1998, higher rental revenues were offset by higher costs and expenses and lower interest and other income as compared to the nine months ended September 30, 1997.

Rental revenues increased during the three and nine months ended September 30, 1998 compared to 1997 at Century Park due to higher occupancy and rental rates. In addition, an increase in revenues at Southport during the three and nine months ended September 30, 1998 was due to higher overall rental rates at the property.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased slightly during the three months ended September 30, 1998 compared to the same period in 1997, primarily due to lower operating expenses, depreciation expense and partnership management fee as a result of the Westbrook sale. Operating expenses increased during the nine months ended September 30,1998 due to higher repair and maintenance costs related to a waterproofing project at Southport and higher professional fees incurred at 568 Broadway. Administrative expenses increased during the three and nine months ended September 30, 1998 due to higher legal and accounting fees related to ongoing litigation and a possible reorganization of the Partnership. Property management fees increased during the three and nine months ended September 30, 1998 due to higher revenues, as previously discussed.

Interest income decreased during the three and nine months ended September 30, 1998 due to lower average cash balances during the first nine months of 1998. Other income decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.

Forward-looking Statements

When  used  in this  quarterly  report  on  Form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q - SEPTEMBER 30, 1998


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



                                                Integrated Resources High Equity
                                                Partners, Series 85,
                                                A California Limited Partnership




                                          By:   Resources High Equity, Inc.,
                                                Managing General Partner




Dated:   November 12, 1998                By:   /S/ Allan Rothschild
                                                --------------------
                                                Allan Rothschild
                                                President
                                                (Duly Authorized Officer)




Dated:   November12, 1998                 By:   /S/ Lawrence Schachter
                                                ----------------------
                                                Lawrence Schachter
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)