Form 10-K
period 1998-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1999-03-31
CIK 730067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998

                                       OR

 [    ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the


                    Transition Period from _______to _______

                         Commission file number: 0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

             (Exact name of registrant as specified in its charter)


                    CALIFORNIA                         13-3239107
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

       411 West Putnam Avenue, Greenwich CT               06830
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7444

Securities registered pursuant to Section 12(b) of the Act:


              None                                     None
     --------------------           -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated February 4, 1985, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10- K.

                                     PART I


Item 1.           Business
                  --------
                  Integrated Resources High Equity Partners, Series 85, a California Limited Partnership (the "Partnership"), was formed as of August 19, 1983. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties. Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

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

                  As of March 15, 1999, the Partnership had invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last three fiscal years: in 1998, Southport and 568 Broadway represented 33% and 28% of gross revenues, respectively; during 1997, Southport and 568 Broadway represented 31% and 27% of gross revenues, respectively; during 1996, Southport and 568 Broadway represented 30% and 25% of gross revenues, respectively.

The Partnership owned the following properties as of March 15, 1999:

(1)               Southport Shopping Center
                  -------------------------
                  On April 15, 1986, the Partnership purchased the fee simple interest in Southport Shopping Center ("Southport"), a regional shopping center located on the 17th Street Causeway in Fort Lauderdale, Florida near the intercoastal waterway and beach area. The center's three buildings, comprising a total of 143,089 square feet, are situated on a 9.45 acre site. Southport was built in phases from 1968 to 1977 and expanded again and renovated in 1985. The site provides parking for 563 cars. Southport was 99% occupied as of January 1, 1999 as compared to 100% on January 1, 1998. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1999. The roof on the West quadrant of the main center building was replaced in 1998 and the center was repainted. There are no significant capital expenditures budgeted for 1999, however, unanticipated expenses to upgrade the common area to meet new ADA code requirements will be incurred in an amount yet to be determined.

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

(2)               Loch Raven Plaza
                  ----------------
                  On June 26, 1986, the Partnership purchased the fee simple interest in Loch Raven Plaza ("Loch Raven"), a retail/office complex located in Towson, Maryland. It contains approximately 25,000 square feet of office and storage space and 125,000 square feet of retail space, with parking for approximately 655 vehicles.

                  The property was 93% occupied as of January 1, 1999, compared to 90% at January 1, 1998. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1999, however, Super Fresh (A&P) grocery will vacate its 26,648 square foot store by year end and relocate to a new superstore at Towson Marketplace Shopping Center located less than a mile from Loch Raven Plaza. Towson Marketplace is being redeveloped and includes Michael's Crafts, Marshall's, Target, Montgomery Ward and TOYS "R" US as tenants. Super Fresh's lease does not have a continuous operation clause or radius restriction and is negotiating a sublease with Jo-Ann Fabrics for the space. Jo-Ann currently occupies 9,700 square feet at Loch Raven with lease expiration 12/31/99.

                  Phase II of the exterior renovation on the lower level of the center was completed in 1998 at a cost of $400,000. The renovation was deemed necessary in order to retain tenants as neighboring centers have recently undertaken renovation and re-tenanting programs.

(3)               Century Park I
                  --------------
                  On November 7, 1986, a joint venture (the "Century Park Joint Venture") comprised of the Partnership and High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated public limited partnership, purchased the fee simple interest in Century Park I ("Century Park I"), an office complex. The Partnership and HEP-86 each have a 50% interest in the Century Park Joint Venture.

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 100% leased as of January 1, 1999 compared to 91% at January 1, 1998. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 1999. Capital expenditures during 1998 included an upgrade to the lobby of Building 2 and construction costs associated with leasing the remaining vacant space will be paid in 1999. Additional capital expenditures for 1999 include a refurbishment allowance to SDG&E as provided in tenant's original lease.

                  Century Park I competes with other office parks and office buildings in the Kearny Mesa sub-market. New competition in the sub-market includes the redevelopment of the adjacent property into the Cabrillo Technology Center with 141,800 square feet available plus an additional 284,000 square feet planned and redevelopment of the 234 acre former General Dynamics site, now known as New Century Center. Plans for New Century Center call for development of the site with mixed use commercial, industrial, retail and entertainment areas.

(4)               568 Broadway
                  ------------
                  On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-86 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P. - Series 88 ("HEP-88"), an affiliated public limited partnership sponsored by Integrated. HEP-88 contributed $10,000,000 for a 22.15% interest in the joint venture. The Partnership and HEP-86 each retain a 38.925% interest in the joint venture.

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1999 and January 1, 1998. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

                  568 Broadway competes with several other buildings in the SoHo area.

(5)               Seattle Tower
                  -------------
                  On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Partnership and HEP-86 each have a 50% interest in the Seattle Landmark Joint Venture.

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. . Seattle Tower's occupancy at January 1, 1999 was 96% as it was at January 1, 1998. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single floor tenants. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

                  Repairs to the exterior building facade to include pointing, caulking and waterproofing were completed in 1998 at a cost of $825,000 and replacement of the penthouse roof was postponed until 1999 due to weather.

                  The Partnership believes that Seattle Tower's primary direct competition comes from three office buildings of similar size or age in the immediate vicinity of Seattle Tower, which buildings have current occupancy rates which are comparable to Seattle Tower's.

Write-downs for Impairment
--------------------------

                  See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for details of write-downs for impairment.

Competition
-----------

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

Employees
---------

                  On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. NorthStar Presidio Management Company, LLC ("NorthStar") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Item 2.           Properties
                  ----------
                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceedings
                  -----------------
                  The Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve similar claims and counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

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

                  In May 1993, limited partners in High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in HEP-86, the Partnership, and High Equity Partners L.P. - Series 88 ("HEP-88"), another affiliated partnership (collectively, the "HEP Partnerships").

                 In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code
Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.


                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

                  In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entities. A hearing to consider whether the Court should give final approval to the Settlement
Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

                  The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.



              The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II


Item 5.           Market for Registrant's Securities and
                  Related Security Holder Matters
                  ---------------------------------------

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

                  As of March 15, 1999, there were 9,176 holders of Units of the Partnership, owning an aggregate of 400,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1997 and 1998 were as follows:

Distributions for the                Amount of Distribution
Quarter Ended                              Per Unit
---------------------                -----------------------

March 31, 1997                              $  0.75
June 30, 1997                               $  0.94
September 30, 1997                          $  0.94
December 31, 1997                           $  0.94
March 31, 1998                              $  0.94
June 30, 1998                               $  0.94
September 30, 1998                          $  0.94
December 31, 1998                           $  0.94

         The source of distributions in 1997 and 1998 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. In 1997 and 1998, capital expenditures were funded from cash flow. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

         See  Item  7,  "Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations", for a discussion of factors which may affect the Partnership's ability to pay distributions.

         From July 1996 through March 12, 1998, Millennium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners.

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

         Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 12,451 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 16.8% of the outstanding limited partnership units of the Partnership.

Item 6.  Selected Financial Data
         -----------------------

                                                             For the Years Ended December 31,
                                ------------------------------------------------------------------------------------------
                                     1998                1997             1996                1995                 1994
                                -----------         -----------    -------------        ------------         -------------
Revenue                         $ 9,189,542  (4)    $ 9,021,378    $   8,888,016        $          -         $   7,995,126
                                                                                           7,877,644
Net Income (Loss)                 2,931,223  (4)      2,134,659        2,134,717         (18,624,934) (3)        1,442,884  (1)
Net Income (Loss) per Unit             6.96                5.07             5.07              (44.23) (3)             3.43  (1)
Distribution Per Unit(5)               3.76                3.57             2.40                 2.40                14.39  (2)
Total Assets                     40,814,689          39,600,417       39,290,185           37,309,597           56,742,945


(1) Net income for the year ended December 31, 1994 includes a write-down for impairment on Southern National of $181,000, or $0.43 per Unit.

(2) Distributions for the year ended December 31, 1994 include a $9.45 per Unit distribution from the proceeds of the sale of Southern National.

(3) Net loss for the year ended December 31, 1995 includes a write-down for impairment on Century Park I, Seattle Tower, 568 Broadway, Loch Raven, Southport and Westbrook in the aggregate amount of $20,469,050, or $48.61 per Unit.

(4) Revenues and Net Income for the year ended December 31, 1998 include a $389,359 gain, or $0.92 per unit, from the sale of the Westbrook property.

(5) All distributions are in excess of accumulated undistributed net income and, therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1998, all capital expenditures and distributions were funded from cash flow. As of December 31, 1998, the Partnership had total working capital reserves of approximately $2,603,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1998, cash and cash equivalents increased $1,950,754 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $3,574,184 for the year ended December 31, 1998. In addition, the Partnership received $2,042,964 from the sale of the Westbrook property. The Partnership used $2,083,198 for capital expenditures related to capital and tenant improvements to the properties and $1,583,196 for distributions to partners for the year ended December 31, 1998.

                  The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:


          Capital Improvements and Capitalized Tenant Procurement Costs

                                      1998              1997              1996
                                   ----------        ----------        ----------
Seattle Tower ............        $  490,322        $   78,754        $  352,522
Century Park I ...........            89,729           506,704            28,010
568 Broadway .............           293,021            84,805           233,376
Westbrook(a) .............                 0                 0                 0
Loch Raven ...............           908,324           990,911           224,666
Southport ................           502,081           520,032            58,571
                                  ----------        ----------        ----------
Totals ...................        $2,283,477        $2,181,206        $  897,145
                                  ==========        ==========        ==========

(a)       Property sold in 1998.


                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1999 which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market
------------------

                  The real estate market has begun to recover (for selected markets and property types) from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990's. However, market values have been slow to recover and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets
--------------------

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

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change. All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in 1995 and prior years. Improvements in the real estate market and in the properties operations resulted in no write-downs for impairment being needed in 1996, 1997 or 1998.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties:


Property


 Seattle Tower                                      $ 6,050,000
 Century Park I                                      11,700,000
 568 Broadway                                        10,821,150
 Westbrook(b)                                         3,400,000
 Loch Raven                                           4,800,000
 Southport                                            4,900,000
 Southern National(a)                                 3,631,000
                                                    -----------
                                                    $45,302,150
                                                    ===========


 (a)   Property sold in August 1994
 (b)   Property sold in August 1998


Results Of Operations

1998 vs. 1997
-------------

         The Partnership experienced an increase in net income for the year ended December 31, 1998 compared to the prior year due to the gain on the sale of the Westbrook property, higher rental revenues and lower costs and expenses. These increases to net income were partially offset by lower interest and other income during 1998.

         Rental revenues increased at Century Park and Southport during the year ended December 31, 1998 compared to 1997, primarily due to higher occupancy and rental rates, respectively. These increases were partially offset by lower rental revenues at Westbrook during the second half of 1998 as a result of the sale of the property in August 1998, as previously discussed.

         Costs and expenses decreased during the year ended December 31, 1998 compared to the same period in 1997, primarily due to decreases in operating expenses, partnership management fees and administrative expenses. Operating expenses decreased during 1998 due to the sale of Westbrook in August 1998 and a decrease in insurance expenses at all of the properties due to the payment of lower premiums while coverage remained the same. Administrative expenses for the year ended December 31, 1998 decreased compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. Depreciation and amortization increased due to higher depreciation recorded in 1998 on certain capitalized tenant improvements.
Property management fees were higher in 1998 due to higher revenues, as previously discussed.

Interest income decreased in 1998 due to lower interest rates and lower invested cash balances during the current year compared to 1997. Other income decreased during the year ended December 31, 1998 compared to 1997 due to fewer investor transfers.

1997 vs. 1996
-------------

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


Legal Proceedings
-----------------

                  The Partnership is a party to certain litigation. See Item 3 and Note 7 to the Partnership's financial statements for a description thereof.

Year 2000 Compliance
--------------------

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

Forward-looking Statements
--------------------------

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

Item 8.  Financial Statements and Supplementary Data


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                    I N D E X

                                                                         Page
                                                                        Number
                                                                        ------

Independent Auditors' Report.......................................       19

Financial statements, years ended
         December 31, 1998, 1997 and 1996

         Balance Sheets............................................       20

         Statements of Operations..................................       21

         Statements of Partners' Equity............................       22

         Statements of Cash Flows..................................       23

         Notes to Financial Statements.............................       24

INDEPENDENT AUDITORS' REPORT


To the Partners of Integrated Resources High Equity Partners, Series 85

We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 17, 1999
New York, NY

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                 BALANCE SHEETS


                                                            December 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
ASSETS

Real estate ................................       $32,518,352       $33,033,710
Cash and cash equivalents ..................         6,301,641         4,350,887
Other assets ...............................         1,847,273         2,033,252
Receivables ................................           147,423           182,568
                                                   -----------       -----------

TOTAL ASSETS ...............................       $40,814,689       $39,600,417
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......       $ 1,265,264       $ 1,183,720
Due to affiliates ..........................           362,440           577,739
Distributions payable ......................           395,799           395,799
                                                   -----------       -----------

     Total liabilities .....................         2,023,503         2,157,258
                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding) ..........        36,850,676        35,570,050
  General partners' equity .................         1,940,510         1,873,109
                                                   -----------       -----------

     Total partners' equity ................        38,791,186        37,443,159
                                                   -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY .....       $40,814,689       $39,600,417
                                                   ===========       ===========


                        See notes to financial statements

                          INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                        STATEMENTS OF OPERATIONS

                                                                     For the Year Ended December 31
                                                               ----------------------------------------
                                                                   1998            1997         1996
                                                               ----------     ----------     ----------
Rental Revenue ...........................................     $9,189,542     $9,021,378     $8,888,016
                                                               ----------     ----------     ----------
Costs and Expenses:
            Operating expenses ...........................      3,276,169      3,426,267      3,139,504

            Depreciation and amortization ................      1,416,510      1,360,929      1,270,172

            Partnership management fee ...................        887,329        908,172        908,172

            Administrative expenses ......................        916,066      1,116,971      1,359,027

            Property management fee ......................        371,144        350,490        327,759
                                                               ----------     ----------     ----------
                                                                6,867,218      7,162,829      7,004,634
                                                               ----------     ----------     ----------

Income before gain on sale of property, interest and other      2,322,324      1,858,549      1,883,382
income
         Gain on sale of property ........................        389,359           --             --

         Interest income .................................        185,290        207,420        141,939

         Other income ....................................         34,250         68,690        109,396
                                                               ----------     ----------     ----------

Net Income ...............................................     $2,931,223     $2,134,659     $2,134,717
                                                               ==========     ==========     ==========
Net income attributable to:

        Limited partners .................................     $2,784,662     $2,027,926     $2,027,981

         General partners ................................        146,561        106,733        106,736
                                                               ----------     ----------     ----------

Net income ...............................................     $2,931,223     $2,134,659     $2,134,717
                                                               ==========     ==========     ==========

Net income per unit of limited partnership
     Interest (400,010 units outstanding) ................     $     6.96     $     5.07     $     5.07
                                                               ==========     ==========     ==========

                        See notes to financial statements

                   INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                              STATEMENTS OF PARTNERS' EQUITY

                                           General            Limited
                                           Partners'          Partners'
                                            Equity             Equity            Total
                                         ------------      ------------      ------------
Balance, January 1, 1996 ...........     $  1,785,328      $ 33,902,201      $ 35,687,529

Net Income .........................          106,736         2,027,981         2,134,717

Distributions as return of capital .          (50,528)         (960,024)       (1,010,552)
($2.40 per limited partnership unit)     ------------      ------------      ------------


Balance, December 31, 1996 .........        1,841,536        34,970,158        36,811,694

Net Income .........................          106,733         2,027,926         2,134,659

Distributions as return of capital .          (75,160)       (1,428,034)       (1,503,194)
($3.57 per limited partnership unit)     ------------      ------------      ------------


Balance, December 31, 1997 .........        1,873,109        35,570,050        37,443,159

Net Income .........................          146,561         2,784,662         2,931,223

Distributions as a return of capital          (79,160)       (1,504,036)       (1,583,196)
($3.76 per limited partnership unit)     ------------      ------------      ------------


Balance, December 31, 1998              $  1,940,510      $ 36,850,676      $ 38,791,186
                                         ============      ============      ============

                            See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                          STATEMENTS OF CASH FLOWS



                                                                    For the Years Ended December 31,
                                                             ---------------------------------------------
                                                                1998              1997             1996
                                                             -----------      -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income ...............................................   $ 2,931,223      $ 2,134,659      $ 2,134,717
Adjustments to reconcile net income to net
cash provided by operating activities:
    Gain on sale of property .............................      (389,359)            --                 --

     Depreciation and amortization .......................     1,416,510        1,360,929        1,270,172
     Straight line adjustment for stepped lease rentals ..       (41,629)           3,999          (52,915)
Changes in operating assets and liabilities:
     Accounts payable and accrued expenses ...............        81,544          121,988           44,935
     Receivables .........................................        35,145          (24,364)          44,558
     Due to affiliates ...................................      (215,299)        (586,382)         811,488
     Other assets
                                                                (243,951)        (202,800)        (177,542)
                                                             -----------      -----------      -----------
Net cash provided by operating activities ................     3,574,184        2,808,029        4,075,413
                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate ...................     2,042,964             --                 --
     Improvements to real estate .........................    (2,083,198)      (1,967,626)        (645,287)
                                                             -----------      -----------      -----------
Net cash used in investing activities ....................       (40,234)      (1,967,626)        (654,287)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners ...........................    (1,583,196)      (1,360,033)     (1,010,552)
                                                             -----------      -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents .........     1,950,754         (519,630)       2,419,574

Cash and Cash Equivalents, Beginning of Year .............     4,350,887        4,870,517        2,450,943
                                                             -----------      -----------      -----------

Cash and Cash Equivalents, End of Year ...................   $  6,301,64      $ 4,350,887      $ 4,870,517
                                                             ===========      ===========      ===========

                        See notes to financial statements

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.       ORGANIZATION

         Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"), is a limited partnership, organized under the Uniform Limited Partnership Laws of California on August 19, 1983 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2008 or sooner, in accordance with terms of the Agreement of Limited Partnership. The Partnership invested in three shopping centers (one of which was sold in 1998) and four office properties (one of which was sold in 1994), none of which are encumbered by debt.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statements
         --------------------

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

         Reclassifications
         -----------------

         Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's classifications.

         Cash and cash equivalents
         -------------------------

         For purposes of the balance sheets and statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less from the date of issuance to be cash equivalents.

         Leases
         ------

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Depreciation
         ------------

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

         Impairment of Assets
         --------------------

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

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective,

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Income Taxes
         ------------

         No provision has been made for income taxes for federal, state, and local income taxes since they are the personal responsibility of the partners.

         Net income (loss) and distributions per unit of limited partnership interest
         -----------------------------------------------------------------------

         Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (400,010) for each of the years ended December 31, 1998, 1997, and 1996.

         Comprehensive Income
         --------------------

         Because the Partnership has no items of other comprehensive income, the Partnership's net income and comprehensive net income are the same for all periods presented.

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives or engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

         The Managing General Partner of the Partnership, Resources High Equity Inc., is a wholly owned subsidiary of Presidio Capital Corp.
         ("Presidio"). Presidio AGP Corp., which is also a wholly owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (CONTINUED)
         -----------------------------------------------------------------------

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

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the year ended December 31, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $102,007.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership.
         Portions of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1998, 1997, and 1996, Resources Supervisory was entitled to receive an aggregate of $371,144, $350,490 and $327,759, respectively, of which $212,371, $196,300 and $191,956 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $150,000 per year for each of the years ended December 31, 1998, 1997 and 1996.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1998, 1997, and 1996 the Managing General Partner earned $887,329, $908,172 and $908,172, respectively.

         The General Partners are allocated 5% of the net income of the Partnership which amounted to $146,561, $106,733 and $106,736 in 1998, 1997 and 1996, respectively. The General Partners are also entitled to receive 5% of distributions which amounted to $79,160, $75,160 and $50,528 in 1998, 1997 and 1996, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (CONTINUED)
         -----------------------------------------------------------------------

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified returns on their investments. All fees received by the General Partners are subject to certain limitations as set forth in the Partnership Agreement.

         From July 1996 through March 12, 1998, Millennium Funding II Corp., a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners.

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement

         Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 12,451 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 16.8% of the outstanding limited partnership units of the Partnership.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.       REAL ESTATE
         -----------

         The Partnership recorded substantial write-downs prior to 1996. No write-downs were required for 1996, 1997 or 1998. The following table summarizes write-downs recorded on the properties:

                    Property
                    --------

                    Seattle Tower                              $ 6,050,000
                    Century Park I                              11,700,000
                    568 Broadway                                10,821,150
                    Westbrook(b)                                 3,400,000
                    Loch Raven                                   4,800,000
                    Southport                                    4,900,000
                    Southern National(a)                         3,631,000
                                                               -----------
                                                               $45,302,150
                                                               ===========

 (a)   Property sold in August 1994.
 (b)   Property sold in August 1998.


         The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                               ---------------------------------
                                                    1998                1997
                                               ------------        -------------

Land ...................................       $ 10,370,965        $ 11,056,966

Buildings and improvements .............         36,790,720          36,784,708
                                               ------------        ------------
                                                 47,161,685          47,841,674

Less:  Accumulated depreciation ........        (14,643,333)        (14,807,964)
                                               ------------        ------------

                                               $ 32,518,352        $ 33,033,710
                                               ============        ============

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.       REAL ESTATE  (continued)
         -----------

         During 1998, revenues from the Southport and 568 Broadway properties represented 33% and 28% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnerships' rental revenues in 1998.

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                              1999         2000         2001        2002         2003    Thereafter        Total
                           ---------   ----------   ----------   ----------   ----------  -----------    -----------
           Total:         $6,436,000   $5,977,000   $5,082,000   $4,421,000   $3,868,000  $6,093,000     $31,877,000
                          ==========   ==========   ==========   ==========   ==========  ===========    ===========

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

 5.       DISTRIBUTIONS PAYABLE
          ---------------------

                                                                      December 31,
                                                      ---------------------------------------
                                                           1998                     1997
                                                      ----------------       ----------------
            Limited Partners ($.94 per unit)          $        376,009       $        376,009
            General Partners                                    19,790                 19,790
                                                      ----------------       ----------------
                                                      $        395,799       $        395,799
                                                      ================       ================

            Such distributions were paid in the subsequent quarters.

6.       DUE TO AFFILIATES
         -----------------

                                                                   December 31,
                                                              ---------------------
                                                                1998          1997
                                                              --------     --------
Partnership management fee ..............................     $211,409     $227,044
Reorganization and litigation cost reimbursement (Note 7)           --      210,000
Property management fee .................................      113,531      103,195
Non-accountable expense reimbursement ...................       37,500       37,500
                                                              ========     ========
                                                              $362,440     $577,739
                                                              ========     ========

Such amounts were  paid in the subsequent quarters


7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminable amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

         resulted in a judgement in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

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

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

                 In May 1993, limited partners in High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in HEP-86, the Partnership, and High Equity Partners L.P. - Series 88 ("HEP-88"), another affiliated partnership (collectively, the "HEP Partnerships").

                  In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code
Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

                  In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entitites. A hearing to consider whether the Court should give final approval to the Settlement
Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

                  The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.

           INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

              The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.


8.       RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO
         -----------------------------------------------------------------------
         TAX REPORTING
         -------------

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery systems, which is not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income per the financial statements to the net taxable income.

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                                                                           1998                1997               1996
                                                                       ------------       ------------        ------------
           Net income per financial statements                         $  2,931,223       $ 2,134,659          $ 2,134,717
           Difference in gain/loss on sale of Westbrook                  (2,357,221)               --                   --
           Tax depreciation in excess of financial statement
           depreciation                                                  (1,499,402)        (1,524,130)         (1,553,354)
                                                                       ------------       ------------        ------------

           Net taxable income (loss)                                   $   (925,400)       $   610,529        $    581,363
                                                                       ============        ===========        ============

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                                December 31,
                                                                                   1998
                                                                               ------------
Net assets per financial statements ......................................     $ 38,791,186
Write-down for impairment ................................................       38,271,150
Tax depreciation in excess of financial statement depreciation ...........      (15,018,589)
Gain on admission of joint venture partner not recognized for tax purposes         (307,093)
Organization costs not charged to partners' equity for tax purposes ......        1,500,000
                                                                               ------------

Net assets per tax reporting .............................................     $ 63,236,654
                                                                               ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------

                  None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

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

         As of March 1, 1999 the names and ages of, as well as the positions held by, the officers and directors of the Managing and Associate General Partners were as follows:

         Name                  Age     Position Held                                    Has served as a
                                                                                        Director and/or
                                                                                        Officer of the
                                                                                       Managing General
                                                                                         Partner since
-------------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                          November 1997
David Hamamoto                39       Director                                          November 1997
Dallas E. Lucas               36       Director                                          August 1998
David King                    36       Executive Vice President and Assistant            November 1997
                                       Treasurer, Director
Lawrence R. Schachter         42       Senior Vice President and Chief                   January 1998
                                       Financial Officer
J. Peter Paganelli            40       Senior Vice President, Secretary and              March 1998
                                       Treasurer
Allan B. Rothschild           37       President, Director                               December 1997
Marc Gordon                   34       Vice President                                    November 1997
Charles Humber                25       Vice President                                    November 1997
Adam Anhang                   25       Vice President                                    November 1997
Gregory Peck                  24       Assistant Secretary                               November 1997

         There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

         W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

         David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

         Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

         David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

         Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

         J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate aompany. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

         Allan B.  Rothschild  joined  NorthStar  Presidio in December 1997 From
1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

         Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to That, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

         Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

         Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

         Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

         Many of the above officers and directors of the Managing General Partner and Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

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


Item 11. Executive Compensation
         ----------------------

                  The Partnership is not required to and did not pay renumeration to the officers and directors of the Managing General Partner or the partners of the Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the Managing General Partner believes that any compensation attributable to services performed for the Partnership is immaterial. See also "Item 13. Certain Relationships and Related Transactions."


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

                  As of March 1, 1999, an affiliate of the General Partners owned approximately 16.8% of the Units. No directors, officers or partners of the Managing General Partner presently own any Units.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 15, 1999 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

         All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:



                                               Percentage Ownership in PCIC and
                                              Percentage Beneficial Ownership
    Name of Beneficial Owner                             in Presidio
    ------------------------                  ---------------------------------

    Five Percent Holders:
    NorthStar Presidio Capital Holding Corp. (1)            71.93%
    AG Presidio Investors, LLC (2)                          14.12%
    DK Presidio Investors, LLC (3)                           8.45%
    Stonehill Partners, L.P. (4)                             5.50%

   The holdings of the directors and executive officers of Presidio are as follows:




                                              Percentage Ownership in PCIC and
                                              Percentage Beneficial Ownership
    Name of Beneficial Owner                             in Presidio
    ------------------------                  ---------------------------------
    Name of Beneficial Owner

    Directors and Officers:
    -----------------------

    Adam Anhang (5)                                          0%
    Marc Gordon (5)                                          0%
    David Hamamoto (5)                                     71.93%
    Charles Humber (5)                                       0%
    David King (5)                                           0%
    Gregory Peck (5)                                         0%
    Dallas Lucas (5)                                         0%
    Allan Rothschild (5)                                     0%
    J. Peter Paganelli (5)                                   0%
    Lawrence Schachter (5)                                   0%
    W. Edward Scheetz (5)                                  71.93%

    Directors and Officers as a group:                     71.93%
    ----------------------------------

(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022. NS Presidio has three shareholders: (1) NorthStar Partnership L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022, holds 99% of the common stock (non-voting);(II) David T. Hamamoto holds 0.5& of the common stock (voting); and (III) W. Edward Scheetz holds 0.5% of the common stock (voting).





(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4) Includes shares of PCIC beneficially owned by Stonehill Offshore Partners Limited and Stonehill Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The Business address for such person is 527 Madison Avenue, 16th Floor, New York, New York, 10022.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

               The General Partners and certain affiliated entities have, during the year ended December 31, 1998, earned or received compensation or payments for services or reimbursements from the Partnership or Presidio subsidiaries as follows:

                                                                                    Compensation from
Name of Recipient                            Capacity in Which Served                the Partnership
-----------------                            ------------------------                ---------------
Resources High Equity Inc.                   Managing General Partner                  $1,114,905(1)

Presidio AGP Corp.                           Associate General Partner                      1,584(2)

Resources Supervisory Management Corp.       Affiliated Property Managers                 158,774(3)

-----------

1 Of this amount $77,576 represents the Managing General Partner's share of distributions of cash from operations, $150,000 represents payment for non-accountable expenses of the Managing General Partner based upon the number of Units sold and $887,329 represents a Partnership
         Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 1998, $42,773 of the Partnership's taxable income was allocated to the Managing General Partner.

2 This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1998, $873 of the Partnership's taxable income was allocated to the Associate General Partner.

3 This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee payable to Resources Supervisory was $371,144, of which $212,371 was paid to unaffiliated management companies.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K
         ----------------------------------------

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

         (b)      Reports on Form 8-K:
                  --------------------

         The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                 ----------------------------------------------
                                  Item 14(a)(2)
                                  -------------


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                             ADDITIONAL INFORMATION
                             ----------------------

                   YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                   -------------------------------------------

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Additional financial information furnished pursuant to the requirements of Form 10-K:

    Schedules - December 31, 1998, 1997 and 1996 and years then ended, as required:


         Schedule III      - Real estate and accumulated depreciation       S-1

                           - Notes to Schedule III - Real estate and        S-2
                                    accumulated depreciation


         All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

                                   SIGNATURES
                                   ----------

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

                                    INTEGRATED RESOURCES HIGH EQUITY
                                    PARTNERS, SERIES 85, A CALIFORNIA
                                    LIMITED PARTNERSHIP

                                    By:     RESOURCES HIGH EQUITY, INC.
                                            Managing General Partner


Dated: March 29, 1999               By:     /s/ Allan Rothschild
                                            ---------------------
                                            Allan Rothschild
                                            President and Director
                                            (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 29, 1999     By:  /s/ Allan Rothschild
                               ---------------------
                               Allan Rothschild
                               President and Director
                               (Principal Executive Officer)



Dated: March 29, 1999     By:  /s/ Lawrence Schachter
                                -----------------------
                               Lawrence Schachter
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)



Dated: March 29, 1999     By:  /s/ Dallas Lucas
                               -----------------
                               Dallas Lucas
                               Director


Dated: March 29, 1999     By:  /s/ David King
                               ---------------
                               David King
                               Director

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
    A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998

                                                                                              Costs                 Reductions
                                                                                           Capitalized               Recorded
                                                                                          Subsequent to             Subsequent to
                                                          Initial Cost                      Acquisition             Acquisition
                                              -------------------------------      -----------------------------    -----------
         Description                                              Buildings
        -----------                                                  And
                                 Encumbrances       Land         Improvements      Improvements   Carrying Costs    Write Downs
                                 ------------       ----         ------------      ------------   --------------    -----------
RETAIL:

The Southport    Ft.             $    --      $   6,961,667        $13,723,333      $ 1,833,613     $ 1,866,962    $(4,900,000)
Shopping Center  Lauderdale, FL

The Loch Raven   Towson, MD           --          2,469,871          6,860,748        2,839,104         953,837     (4,800,000)
Shopping Center                 ----------   -------------        -----------      -----------     -----------    -----------
                                      --          9,431,538         20,584,081        4,672,717       2,820,799     (9,700,000)
                                 ----------   -------------        -----------      -----------      ----------    -----------

OFFICE:

Century Park     Kearny Mesa,         --          3,122,064         12,717,936        1,952,221       1,363,130    (11,700,000)
Office Complex   CA

568 Broadway     New York,  NY        --          2,318,801          9,821,517        5,108,031       1,556,212    (10,821,150)
Office Building

Seattle Tower    Seattle, WA          --          2,163,253          5,030,803        2,160,343         609,392     (6,050,000)
Office Building                  ----------    ------------        -----------      -----------      ----------   ------------
                                      --          7,604,118         27,570,256        9,220,595       3,528,734    (28,571,150)
                                 ----------    ------------        -----------      -----------      ----------   ------------

                                 $    --       $ 17,035,656        $48,154,337      $13,893,312      $6,349,533   $(38,271,150)
                                 ==========    ============        ===========      ===========      ==========   ============

                                                        Gross Amount at Which
                                                      Carried at Close of Period
                                         ---------------------------------------------------
                                                                 Buildings
                                                                    And                         Accumulated      Date
                                              Land             Improvements         Total       Depreciation   Acquired
                                         --------------         -----------      -----------    -----------    --------
RETAIL:

The Southport    Ft.
Shopping Center  Lauderdale, FL          $    5,998,194         $13,487,381      $19,485,575    $ 4,957,302      1986

The Loch Raven   Towson, MD
Shopping Center                               1,507,227           6,816,330        8,323,557      2,329,632      1986
                                         --------------         -----------      -----------    -----------
                                              7,505,421          20,303,711       27,809,132      7,286,934
OFFICE:                                  --------------         -----------      -----------    -----------

Century Park     Kearny Mesa,                 1,123,811           6,331,540        7,455,351      3,048,080      1986
Office Complex   CA

568 Broadway     New York,  NY                  977,120           7,006,291        7,983,411      2,873,194      1986
Office Building

Seattle Tower    Seattle, WA
Office Building                                 764,613           3,149,178        3,913,791      1,435,125      1986
                                         --------------         -----------      -----------    -----------

                                              2,865,544          16,487,009       19,352,553      7,356,399
                                         --------------         -----------      -----------    -----------

                                         $   10,370,965         $36,790,720      $47,161,685    $14,643,333
                                         ==============         ===========      ===========    ===========


                                      S-1
Note: The aggregate cost for Federal income tax purposes is $85,432,835 at December 31, 1998.

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
   A California Limited Partnership

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998

(A)    RECONCILIATION OF REAL ESTATE OWNED:

                                               For the Years Ended December 31,
                                     -----------------------------------------------
                                          1998             1997             1996
                                     ------------     -------------    -------------
BALANCE AT BEGINNING OF YEAR ...     $ 47,841,674     $ 45,874,047     $ 45,228,760

ADDITIONS DURING THE YEAR
     Improvements to Real Estate        2,083,198        1,967,627          645,287

SUBTRACTIONS DURING THE YEAR
      Sales - Net
                                       (2,763,187)              --               --
                                     ------------     ------------     ------------

BALANCE AT END OF YEAR (1) .....     $ 47,161,685     $ 47,841,674     $ 45,874,047
                                     ============     ============     ============

(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.

(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                          For the Years Ended December 31,
                                  -----------------------------------------------
                                      1998              1997             1996
                                 ------------      ------------     ------------
BALANCE AT BEGINNING OF YEAR     $ 14,807,964      $ 13,719,794     $ 12,694,788

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)        1,164,109         1,088,170        1,025,006

SUBTRACTIONS DURING THE YEAR
     Sales .................       (1,328,740)               --               --
                                 ------------      ------------     ------------

BALANCE AT END OF YEAR .....     $ 14,643,333      $ 14,807,964     $ 13,719,794
                                 ============      ============     ============



(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.