Form 10-Q
period 1999-03-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1999-05-17
CIK 730067

--------------------------------------------------------------------------------

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

             Yes  X                             No ____

--------------------------------------------------------------------------------

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                          FORM 10-Q - MARCH 31, 1999

                                    INDEX

                                                                    Page No.

  Part I. Financial Information:

  Balance Sheets - March 31, 1999 and December 31, 1998                 3

  Statements of Operations -- Three Months Ended
    March 31, 1999 and 1998                                             4

  Statement of Partners' Equity -- Three Months Ended
    March 31, 1999                                                      5

  Statements of Cash Flows -- Three Months Ended
    March 31, 1999 and 1998                                             6

  Notes to Financial Statements                                    7 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           13 - 15

  Part II. Other Information:

  Legal Proceedings, Exhibits and Reports on Form 8-K                  16

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                                BALANCE SHEETS

                                       March 31, 1999     December 31, 1998
                                       --------------     -----------------

ASSETS

Real estate - net                       $  32,332,828     $  32,518,352
Cash and cash equivalents                   7,571,079         6,301,641
Other assets                                1,930,463         1,847,273
Receivables                                   128,303           147,423
                                        -------------     -------------

                                        $  41,962,673     $  40,814,689
                                        =============     =============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses   $   2,063,498     $   1,265,264
Distributions payable                         395,799           395,799
Due to affiliates                             266,002           362,440
                                        -------------     -------------

                                            2,725,299         2,023,503
                                        -------------     -------------

Commitments and contingencies

PARTNERS' EQUITY:

  Limited partners' equity (400,010
     units issued and outstanding)         37,274,555        36,850,676
  General partners' equity                  1,962,819         1,940,510
                                        -------------     -------------

                                           39,237,374        38,791,186
                                        -------------     -------------

                                        $  41,962,673     $  40,814,689
                                        =============     =============



                      See notes to financial statements

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                           STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       1999          1998
                                                   ----------      ----------

Rental Revenue                                      $2,868,073   $2,590,545
                                                    ----------   ----------

Costs and Expenses:

  Operating expenses                                   833,350      836,815
  Depreciation and amortization                        336,096      329,293
  Partnership management fee                           211,409      227,043
  Administrative expenses                              703,310      225,750
  Property management fee                               85,505       76,584
                                                    ----------   ----------

                                                     2,169,670    1,695,485
                                                    ----------   ----------

Income before interest and other income                698,403      895,060

  Interest income                                       61,294       26,201

  Other income                                          82,290        3,200
                                                    ----------   ----------

Net income                                          $  841,987   $  924,461
                                                    ==========   ==========

Net income attributable to:

  Limited partners                                  $  799,888   $  878,238

  General partners                                      42,099       46,223
                                                    ----------   ----------

Net income                                          $  841,987   $  924,461
                                                    ==========   ==========

Net income per unit of limited
  partnership interest (400,010 units outstanding)  $     2.00   $     2.20
                                                    ==========   ==========


                        See notes to financial statements

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                        STATEMENT OF PARTNERS' EQUITY

                                         General     Limited
                                        Partners'    Partners'
                                          Equity      Equity       Total
                                        ----------  -----------  -----------

Balance, January 1, 1999                $1,940,510  $36,850,676  $38,791,186

Net income for the three
  months ended March 31, 1999               42,099      799,888      841,987


Distributions as a return of capital
  for the three months ended March 31,
  1999 ($ .94 per limited
  partnership unit)                        (19,790)    (376,009)    (395,799)
                                        ----------  -----------  -----------

Balance, March 31, 1999                 $1,962,819  $37,274,555  $39,237,374
                                        ==========  ===========  ===========









                        See notes to financial statements

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                           STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1999         1998
                                                      ----------   ----------
Cash Flows From Operating Activities:

  Net income                                          $  841,987   $  924,461
  Adjustments to reconcile net income
  to net cash provided by operating activities:

    Depreciation and amortization                        336,096      329,293
    Straight-line adjustment for stepped
    lease rentals                                          8,519        1,000
  Changes in assets and liabilities:
    Accounts payable and accrued expenses                798,234      341,097
    Receivables                                           19,120       33,865
    Due to affiliates                                    (96,438)     (91,841)
    Other assets                                        (146,801)     (22,801)
                                                      ----------   ----------

  Net cash provided by operating activities            1,760,717    1,515,074
                                                      ----------   ----------

Cash Flows From Investing Activities:

  Improvements to real estate                            (95,480)    (438,329)
                                                      ----------   ----------

Cash Flows From Financing Activities:

  Distributions to partners                             (395,799)    (395,799)
                                                      ----------   ----------

Increase In Cash And Cash Equivalents                  1,269,438      680,946

Cash And Cash Equivalents, Beginning of Year           6,301,641    4,350,887
                                                      ----------   ----------

Cash And Cash Equivalents, End of Quarter             $7,571,079   $5,031,833
                                                      ==========   ==========


                       See notes to financial statement

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                        NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the three months ended March 31, 1999, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $25,500.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended March 31, 1999 and 1998, Resources Supervisory was entitled to receive $85,505 and $76,584 respectively, of which $68,412 and $65,229 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For the quarters ended March 31, 1999 and 1998, the Managing General Partner received $37,500.

         For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. For the quarters ended March 31, 1999 and 1998, the Managing General Partner received $211,409 and $227,043, respectively.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $42,099 and $46,223 for the quarters ended March 31, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 and for each of the quarters ended March 31, 1999 and 1998.

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

         In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

         Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased an additional 17,785 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millennium Funding II Corp. represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                          March 31, 1999    December  31, 1998
                                          --------------    ------------------

         Land                              $ 10,370,965        $10,370,965
         Building and improvements           36,886,200         36,790,720
                                           ------------        -----------
                                             47,257,165         47,161,685
         Less: Accumulated depreciation     (14,924,337)       (14,643,333)
                                           ------------        -----------

                                           $ 32,332,828        $32,518,352
                                           ============        ===========

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                        NOTES TO FINANCIAL STATEMENTS

5.       DISTRIBUTIONS PAYABLE

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------

         Limited partners ($.94 per unit)        $  376,009        $ 376,009
         General partners                            19,790           19,790
                                                 ----------        ---------

                                                 $  395,799        $ 395,799
                                                 ==========        =========

         Such distributions were paid in the subsequent quarters.

6.       DUE TO AFFILIATES

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
         Partnership management fee              $  211,409        $ 211,409
         Property management fee                     17,093          113,531
         Non-accountable expense reimbursement       37,500           37,500
                                                 ----------        ---------

                                                 $  266,002        $ 362,440
                                                 ==========        =========


         Such amounts were paid in the subsequent quarters.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                        NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

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

         In November 30, 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships (collectively, "HEP General Partners") caused a waste of the HEP Partnerships' assets by collecting management fees General Partners diminished the value of the limited partners' equity in the HEP partnerships assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

         In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair,

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approve the proposed settlement in its entirety and directed entry of judgement to that effect. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

         The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of March 31, 1999 total working capital reserves amounted to approximately $2,587,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1999, cash and cash equivalents increased $1,269,438 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $1,760,717 for the three months ended March 31, 1999. The Partnership used $95,480 for capital expenditures related to capital and tenant improvements to the properties and $395,799 for distributions to partners for the three months ended March 31, 1999.

The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the properties and leasing commissions. Although no additional properties are under contract for sale, future cash flows will exclude cash flow from the Westbrook property (sold in 1998) which amounted to approximately $38,000 in 1998. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize its remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three months ended March 31, 1999 as compared to the same period in the prior year. The decrease was due to higher costs and expenses, partially offset by increases in rental revenues and higher interest and other income during the three months ended March 31, 1999.

Rental revenues increased during the three months ended March 31, 1999 compared to 1998 at Southport and Seattle Tower due to higher overall rental rates at the properties. These increases were partially offset by lower revenues during the three months ended March 31, 1999 due to the sale of the Westbrook property in 1998.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and expenses increased during the three months ended March 31, 1999 compared to the same period in 1998, primarily due to an increase in administrative expenses as higher legal fees related to the ongoing litigation and possible reorganization of the Partnership were incurred in 1999 as compared to 1998. In addition, the Partnership experienced higher depreciation expense due to real estate improvements in 1998 and an increase in property management fees due to higher revenues, as previously discussed. These increases were partially offset by lower operating expenses and partnership management fees as a result of the Westbrook sale in 1998.

Interest income increased during the three months ended March 31, 1999 due to higher cash balances during the first three months of 1999. Other income increased during the three ended March 31, 1999 as compared to the same period in 1998 due to a greater number of investor transfers, on which the Partnership earns a transfer fee.

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

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

The manager has assessed its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager installed a new fully compliant accounting and reporting system in December 1998. Further, the Manager anticipates that the internal computer systems will be fully Year 2000 compliant by the end of the third quarter of 1999. The Manager is also currently reviewing other systems and programs of its unaffiliated third party service providers, in order to insure compliance. This process is expected to be completed during the third quarter of 1999.

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

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

                         Part II. - Other Information


Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits: There were no exhibits filed.

         (b)      Reports on Form 8-K:
                  None

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                           FORM 10-Q-MARCH 31, 1999

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

                                             Integrated Resources High Equity
                                             Partners, Series 85,
                                             A California Limited Partnership



                                       By:   Resources High Equity, Inc.,
                                             Managing General Partner

Dated:   May 12, 1999                  By:   /S/ Allan Rothschild
                                             --------------------
                                             Allan Rothschild
                                             President
                                             (Duly Authorized Officer)

Dated:   May 12, 1999                  By:   /S/ Lawrence Schachter
                                             ----------------------
                                             Lawrence Schachter
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)