Form 10-Q
period 1999-06-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1999-08-13
CIK 730067

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                  Yes     X                    No
                         ---                        ---
--------------------------------------------------------------------------------

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
             ----------------------------------------------------
                          FORM 10-Q - JUNE 30, 1999
                          -------------------------

                                    INDEX
                                    -----

                                                                    Page No.
Part I. Financial Information:

Balance Sheets - June 30, 1999 and December 31, 1998                      3

Statements of Operations -- Three and Six Months Ended
    June 30, 1999 and 1998                                                4

Statement of Partners' Equity -- Six Months Ended
    June 30, 1999                                                         5

Statements of Cash Flows -- Six Months Ended
    June 30, 1999 and 1998                                                6

Notes to Financial Statements                                        7 - 12

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             13 - 15


Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                      16

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                                 BALANCE SHEETS
                                 --------------

                                                                        June 30, 1999             December 31, 1998
                                                                        -------------             -----------------

ASSETS

Real estate - net                                                 $         32,134,301             $       32,518,352
Cash and cash equivalents                                                    8,086,807                      6,301,641
Other assets                                                                 1,884,776                      1,847,273
Receivables                                                                    181,833                        147,423
                                                                   -------------------             ------------------

                                                                  $         42,287,717             $       40,814,689
                                                                  ====================             ==================


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                              $          1,958,324            $        1,265,264
Distributions payable                                                          395,799                        395,799
Due to affiliates                                                              267,488                        362,440
                                                                   -------------------             ------------------

                                                                             2,621,611                      2,023,503
                                                                   -------------------             ------------------

Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding)                                      37,681,850                     36,850,676
     General partners' equity                                                1,984,256                      1,940,510
                                                                   -------------------             ------------------

                                                                            39,666,106                     38,791,186
                                                                   -------------------             ------------------

                                                                   $        42,287,717             $       40,814,689
                                                                   ===================             ==================






                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                          For the Three Months Ended                 For the Six Months Ended
                                                                   June 30,                                  June 30,
                                                    ----------------------------------       ----------------------------------
                                                        1999               1998                    1999               1998
                                                       ------             ------                  ------             -------

Rental Revenue                                       $  2,224,919       $   2,186,065         $   5,092,992        $  4,766,610
                                                     ------------       -------------         -------------        ------------

Costs and Expenses:

     Operating expenses                                   725,468           1,068,805             1,558,818           1,905,620
     Depreciation and amortization                        336,096             329,293               672,192             658,586
     Partnership management fee                           211,409             227,043               422,818             454,086
     Administrative expenses                              159,067             330,192               862,377             555,942
     Property management fee                               71,949              64,102               157,453             140,686
                                                     ------------        ------------          ------------        ------------

                                                        1,503,989           2,019,435             3,673,658           3,714,920
                                                     ------------        ------------          ------------        ------------

Income before interest and other income                   720,930             166,630             1,419,334           1,051,690

     Interest income                                       96,610              52,743               157,904              78,944

     Other income                                           6,990              16,250                89,280              19,450
                                                     ------------        ------------          ------------        ------------

Net income                                           $    824,530        $    235,623          $  1,666,518        $  1,150,084
                                                     ============        ============          ============        ============

Net income attributable to:

     Limited partners                                $    783,304        $    223,842          $  1,583,192        $  1,092,580

     General partners                                      41,226              11,781                83,326              57,504
                                                     ------------        ------------          ------------        ------------

Net income                                           $    824,530        $    235,623          $  1,666,518        $  1,150,084
                                                     ============        ============          ============        ============

Net income per unit of limited
     partnership interest (400,010 units             $       1.96        $       0.56          $       3.96        $       2.73
     outstanding)                                    ============        ============          ============        ============


                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------

                                                           General Partners'    Limited Partners'
                                                                 Equity             Equity                Total
                                                           -----------------    -----------------         -----


Balance, January 1, 1999                                   $     1,940,510       $    36,850,676     $    38,791,186

Net income for the six
     months ended June 30, 1999                                     83,326             1,583,192           1,666,518

Distributions as a return of capital for the six
     months ended June 30, 1999 ($1.88 per limited                 (39,580)             (752,018)           (791,598)
     partnership unit)                                     ---------------        --------------     ---------------

Balance, June 30, 1999                                     $     1,984,256       $    37,681,850     $    39,666,106
                                                           ===============       ===============     ===============
























                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                         For the Six Months Ended June 30,
                                                                        ------------------------------------
                                                                             1999                  1998
                                                                             ----                  ----

Cash Flows From Operating Activities:

     Net income                                                          $  1,666,518        $    1,150,084
     Adjustments to reconcile net income
     to net cash provided by operating activities:

         Depreciation and amortization                                        672,192               658,586
         Straight-line adjustment for stepped
           lease rentals                                                       17,038                 2,000
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                693,060               392,426
         Receivables                                                          (34,410)              105,001
         Due to affiliates                                                    (94,952)             (301,629)
         Other assets                                                        (164,725)             ( 39,986)
                                                                         -------------       ---------------

     Net cash provided by operating activities                              2,754,721             1,966,482
                                                                         ------------        --------------

Cash Flows From Investing Activities:

     Improvements to real estate                                             (177,957)           (1,045,670)
                                                                         -------------       --------------

Cash Flows From Financing Activities:

     Distributions to partners                                               (791,598)             (791,598)
                                                                         -------------       --------------

Increase In Cash And Cash Equivalents                                       1,785,166               129,214

Cash And Cash Equivalents, Beginning of Year                                6,301,641             4,350,887
                                                                         ------------        --------------

Cash And Cash Equivalents, End of Quarter                                $  8,086,807        $    4,480,101
                                                                         ============        ==============


                        See notes to financial statement

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

l.       GENERAL
         -------

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          -----------------------------------------------------------

         The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the six months ended June 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $51,000 and $47,300, respectively.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $71,949 and $64,102 respectively, of which $53,370 and $52,535 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory. For the six months ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $157,453 and $140,686, respectively, of which $121,781 and $117,764 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended June 30, 1999 and 1998, the Managing General Partner received $37,500. For the six months ended June 30, 1999 and 1998, the Managing General Partner received $75,000.

         For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. For the quarters ended June 30, 1999 and 1998, the Managing General Partner received $211,409 and $227,043, respectively. For the six months ended June 30, 1999 and 1998, the Managing General Partner received $422,818 and $454,086, respectively.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         -----------------------------------------------------------
         (CONTINUED)
         -----------

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $41,226 and $11,781 for the quarters ended June 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $83,326 and $57,504 for the six months ended June 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 and for each of the quarters ended June 30, 1999 and 1998. Distributions allocated to the General Partners amounted to $39,580 for the six months ended June 30, 1999 and 1998.

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

         From July 1996 through March 12, 1998, Millennium Funding II Corp.("MFII"), a wholly owned indirect subsidiary of Presidio, purchased 39,123 units of the Partnership from various limited partners.

         In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, MFII purchased 50% of those units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

         Subsequent to the expiration of the tender offer described above, MFII purchased an additional 18,042 limited partnership units from August 1998 through July 1999. The total number of units purchased by MFII represents approximately 18.2% of the outstanding limited partnership units of the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.       REAL ESTATE
         -----------

         The following table is a summary of the Partnership's real estate as of:

                                                                    June 30, 1999             December  31, 1998
                                                                    -------------             ------------------

         Land                                                      $     10,370,965            $     10,370,965
         Building and improvements                                       36,968,677                  36,790,720
                                                                   ----------------            ----------------
                                                                         47,339,642                  47,161,685
         Less: Accumulated depreciation                                 (15,205,341)                (14,643,333)
                                                                   -----------------           -----------------

                                                                   $     32,134,301            $     32,518,352
                                                                   ================            ================


5.       DISTRIBUTIONS PAYABLE
         ---------------------

                                                                June 30, 1999           December 31, 1998
                                                                -------------           -----------------

         Limited partners ($.94 per unit)                      $       376,009           $        376,009
         General partners                                               19,790                     19,790
                                                               ---------------           ----------------

                                                               $       395,799           $        395,799
                                                               ===============           ================

         Such distributions were paid in the subsequent quarters.

6.       DUE TO AFFILIATES
         -----------------

                                                                   June 30, 1999        December 31, 1998
                                                                   -------------        -----------------

         Partnership management fee                              $       211,409         $        211,409
         Property management fee                                          18,579                  113,531
         Non-accountable expense reimbursement                            37,500                   37,500
                                                                 ---------------         ----------------

                                                                 $       267,488         $        362,440
                                                                 ===============         ================


         Such amounts were paid in the subsequent quarters.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

         In November, 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation.

         In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust ("REIT"), pursuant to which approximately 85% of the shares of the REIT would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

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

         In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. As the first step in implementing the settlement, the General Partners are currently soliciting the consent of limited partners to the amendments to the Partnership Agreements referred to above. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

         The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. Accordingly, the Partnership accrued $542,000 at March 31, 1999 related to these costs, which are expected to be paid in the third quarter of 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of June 30, 1999 total working capital reserves amounted to approximately $2,587,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1999, cash and cash equivalents increased $1,785,166 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $2,754,721 for the six months ended June 30, 1999. The Partnership used $177,957 for capital expenditures related to capital and tenant improvements to the properties and $791,598 for distributions to partners for the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS
---------------------

The Partnership experienced an increase in net income for the three and six months ended June 30, 1999 as compared to the same periods in the prior year. These increases were primarily due to higher revenues and lower costs and expenses during both the three and six months ended June 30, 1999.

Rental revenues increased during the three and six months ended June 30, 1999 compared to the same periods in 1998 at 568 Broadway due to higher overall rental rates at the property. These increases were partially offset by lower revenues during the three and six months ended June 30, 1999 due to the sale of the Westbrook property in late 1998.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Costs and expenses decreased during the three and six months ended June 30, 1999 compared to the same periods in 1998, primarily due to lower operating expenses and partnership management fees due to the sale of the Westbrook property in 1998, as previously discussed. These decreases were partially offset by an increase in depreciation expense during both periods due to real estate improvements in 1998 and an increase in property management fees due to higher revenues, as previously discussed. Administrative expenses increased for the six months ended June 30, 1999 due to higher legal fees incurred during the first quarter of 1999 pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7). However, administrative fees for the three months ended June 30, 1999 decreased as compared to the same period in the prior year due to lower legal fees incurred during the second quarter as a result of the potential settlement.

Interest income increased during the three and six months ended June 30, 1999 due to higher cash balances during the current periods as compared to the same periods in 1998. Other income increased during the six months ended June 30, 1999 as compared to the same period in 1998 due to a greater number of investor transfers (primarily during the first quarter of 1999) on which the Partnership earns a transfer fee. However, other income decreased during the three months ended June 30, 1999 compared to the prior period due to fewer such transfers during the second quarter.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

LEGAL PROCEEDINGS
-----------------

The Partnership is a party to certain litigation. See Note 7 to the financial statements for a description thereof.


FORWARD-LOOKING STATEMENTS
--------------------------

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

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

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is evaluating these issues and will be developing contingency plans.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------


                          Part II. - Other Information

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits: There were no exhibits filed.

         (b)      Reports on Form 8-K:
                  None

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------
                            FORM 10-Q - JUNE 30, 1999
                            -------------------------




                                   SIGNATURES
                                   ----------

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

                                             Integrated Resources High Equity
                                             Partners, Series 85,
                                             A California Limited Partnership

                                    By:      Resources High Equity, Inc.,
                                             Managing General Partner

Dated:   August 12, 1999            By:      /S/ Allan Rothschild
                                             ---------------------------
                                             Allan Rothschild
                                             President
                                             (Duly Authorized Officer)

Dated:   August 12, 1999            By:      /S/ Lawrence Schachter
                                             ---------------------------------
                                             Lawrence Schachter
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)