Form 10-Q
period 1999-09-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 1999-11-15
CIK 730067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      /x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                         Commission file number 0-14438
                                                -------

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

                Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

                   411 West Putnam Avenue, Greenwich, CT 06830
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /x/      No    / /

================================================================================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX

                                                                      Page No.

Part I. Financial Information:

Balance Sheets - September 30, 1999 and December 31, 1998                  3

Statements of Operations -- Three and Nine Months Ended
   September 30, 1999 and 1998                                             4

Statement of Partners' Equity -- Nine Months Ended
   September 30, 1999                                                      5

Statements of Cash Flows -- Nine Months Ended
   September 30, 1999 and 1998                                             6

Notes to Financial Statements                                         7 - 13

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                               14 - 16

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                       17

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                                 BALANCE SHEETS

                                             September 30, 1999  December 31, 1998
                                             ------------------  -----------------
ASSETS

Real estate - net                                $32,036,575        $32,518,352
Cash and cash equivalents                          8,048,391          6,301,641
Other assets                                       1,954,291          1,847,273
Receivables                                          280,480            147,423
                                                 -----------        -----------

                                                 $42,319,737        $40,814,689
                                                 ===========        ===========

LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses            $ 1,441,275        $ 1,265,264
Distributions payable                                     --            395,799
Due to affiliates                                     51,785            362,440
                                                 -----------        -----------

                                                   1,493,060          2,023,503
                                                 -----------        -----------

Commitments and contingencies

PARTNERS' EQUITY:

   Limited partners' equity (400,010
      units issued and outstanding)               38,784,393         36,850,676
   General partners' equity                        2,042,284          1,940,510
                                                 -----------        -----------

                                                  40,826,677         38,791,186
                                                 -----------        -----------

                                                 $42,319,737        $40,814,689
                                                 ===========        ===========

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                            STATEMENTS OF OPERATIONS

                                            For the Three Months Ended       For the Nine Months Ended
                                                    September 30,                  September 30,
                                           ----------------------------     ---------------------------
                                               1999             1998           1999             1998
                                           -----------      -----------     -----------     -----------
Rental Revenue                             $ 2,347,094      $ 2,740,578     $ 7,440,086     $ 7,507,188
                                           -----------      -----------     -----------     -----------

Costs and Expenses:

   Operating expenses                          667,294          870,212       2,226,112       2,775,832
   Depreciation and amortization               336,096          312,099       1,008,288         970,685
   Partnership management fee                   (4,049)         221,832         418,769         675,918
   Administrative expenses                     214,762          173,675       1,077,139         729,617
   Property management fee                      66,254           70,694         223,707         211,380
                                           -----------      -----------     -----------     -----------

                                             1,280,357        1,648,512       4,954,015       5,363,432
                                           -----------      -----------     -----------     -----------

Income before gain on sale of
property, interest and other
income                                       1,066,737        1,092,066       2,486,071       2,143,756

   Gain on sale of property                         --          389,359              --         389,359

   Interest income                              80,654           26,245         238,558         105,189

   Other income                                 13,180            3,560         102,460          23,010
                                           -----------      -----------     -----------     -----------

Net income                                 $ 1,160,571      $ 1,511,230     $ 2,827,089     $ 2,661,314
                                           ===========      ===========     ===========     ===========

Net income attributable to:

   Limited partners                        $ 1,102,543      $ 1,435,668     $ 2,685,735     $ 2,528,248

   General partners                             58,028           75,562         141,354         133,066
                                           -----------      -----------     -----------     -----------

Net income                                 $ 1,160,571      $ 1,511,230     $ 2,827,089     $ 2,661,314
                                           ===========      ===========     ===========     ===========

Net income per unit of limited
   partnership interest (400,010 units
   outstanding)                            $      2.76      $      3.59     $      6.71     $      6.32
                                           ===========      ===========     ===========     ===========

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          STATEMENT OF PARTNERS' EQUITY

                                            General          Limited
                                           Partners'         Partners'
                                            Equity            Equity             Total
                                         ------------      ------------      ------------
Balance, January 1, 1999                 $  1,940,510      $ 36,850,676      $ 38,791,186

Net income for the nine
   months ended September 30, 1999            141,354         2,685,735         2,827,089

Distributions as a return of capital
   for the nine months ended
   September 30, 1999 ($1.88 per
   limited partnership unit)                  (39,580)         (752,018)         (791,598)
                                         ------------      ------------      ------------

Balance, September 30, 1999              $  2,042,284      $ 38,784,393      $ 40,826,677
                                         ============      ============      ============

                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                                            For the Nine Months Ended
                                                                   September 30,
                                                          ----------------------------
                                                              1999              1998
                                                           -----------      -----------
Cash Flows From Operating Activities:

   Net income                                              $ 2,827,089      $ 2,661,314
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Gain on sale of property                                      --         (389,359)
      Depreciation and amortization                          1,008,288          970,685
      Straight-line adjustment for stepped
        lease rentals                                           25,557         (232,881)
   Changes in assets and liabilities:
      Accounts payable and accrued expenses                    176,011          448,137
      Receivables                                             (133,057)          92,129
      Due to affiliates                                       (310,655)        (296,087)
      Other assets                                            (297,851)        (368,169)
                                                           -----------      -----------

   Net cash provided by operating activities                 3,295,382        2,885,769
                                                           -----------      -----------

Cash Flows From Investing Activities:

   Proceeds from sale of property                                   --        2,042,964
   Improvements to real estate                                (361,235)      (1,463,892)
                                                           -----------      -----------

   Net cash provided by (used in) investing activities        (361,235)         579,072
                                                           -----------      -----------

Cash Flows From Financing Activities:

   Distributions to partners                                (1,187,397)      (1,187,397)
                                                           -----------      -----------

Increase In Cash And Cash Equivalents                        1,746,750        2,277,444

Cash And Cash Equivalents, Beginning of Year                 6,301,641        4,350,887
                                                           -----------      -----------

Cash And Cash Equivalents, End of Quarter                  $ 8,048,391      $ 6,628,331
                                                           ===========      ===========

                        See notes to financial statement

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

      Investments in Joint Ventures

      Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. Thus, the joint ventures are, for practical purposes, not subject to joint control by such partnerships, but instead are controlled by the partnerships' general partners, all of which are under common ownership and control. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                        NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Managing General Partner of the Partnership, Resources High Equity, Inc. is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the nine months ended September 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $76,500 and $71,000, respectively.

      On October 21, 1999, Presidio and certain of its affiliates entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

      As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

      In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      (CONTINUED)

      The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the quarters ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $66,254 and $70,694 respectively, of which $47,920 and $48,374 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory. For the nine months ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $223,707 and $211,380, respectively, of which $169,701 and $166,138 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

      For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended September 30, 1999 and 1998, the Managing General Partner received $37,500. For the nine months ended September 30, 1999 and 1998, the Managing General Partner received $112,500.

      During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. For the three and nine months ended September 30, 1998, the Managing General Partner received $211,832 and $675,918, respectively. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $418,769. For the three and nine months ended September 30, 1999, the Managing General Partner received ($4,049) and $418,769, respectively. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
      (CONTINUED)

      The General Partners are allocated 5% of the net income of the Partnership, which amounted to $58,028 and $75,562 for the quarters ended September 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $141,354 and $133,066 for the nine months ended September 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $0 and $19,790 for the quarters ended September 30, 1999 and 1998, respectively. Distributions allocated to the General Partners amounted to $39,580 and $59,370 for the nine months ended September 30, 1999 and 1998, respectively.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

4.    REAL ESTATE


      The following table is a summary of the Partnership's real estate as of:

                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------

      Land                                $ 10,370,965       $ 10,370,965
      Building and improvements             37,151,955         36,790,720
                                          ------------       ------------
                                            47,522,920         47,161,685
      Less: Accumulated depreciation       (15,486,345)       (14,643,333)
                                          ------------       ------------

                                          $ 32,036,575       $ 32,518,352
                                          ============       ============

5.    DISTRIBUTIONS PAYABLE

                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------

      Limited partners                    $         --       $    376,009
      General partners                              --             19,790
                                          ------------       ------------

                                          $         --       $    395,799
                                          ============       ============

      Such distributions were paid in the subsequent quarters.

6.    DUE TO AFFILIATES

                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------

      Partnership management fee          $     (4,049)      $    211,409
      Property management fee                   18,334            113,531
      Non-accountable expense
        reimbursement                           37,500             37,500
                                          ------------       ------------

                                          $     51,785       $    362,440
                                          ============       ============

      Such amounts were paid in the subsequent quarters.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

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

      In November, 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation

      In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust ("REIT"), pursuant to which approximately 85% of the shares of the REIT would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. In early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999.
      In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. In August 1999, the settlement was consummated following approval of the amendments to the Partnership Agreement.

      At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. In connection with the Settlement Stipulation, the Partnership paid $602,667 during the nine months ended September 30, 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties. As of September 30, 1999 total working capital reserves amounted to approximately $2,587,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1999, cash and cash equivalents increased $1,746,750 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $3,295,382 for the nine months ended September 30, 1999. The Partnership used $361,235 for capital expenditures related to capital and tenant improvements to the properties and $1,187,397 for distributions to partners for the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income of approximately $351,000 for the three months ended September 30, 1999 as compared to the 1998 period primarily due to the fact that the Partnership recorded a $389,359 gain on the sale of the Westbrook property in August 1998. Costs and expenses decreased approximately $368,000 during the three months ended September 30, 1999 as compared to the same period in 1998.

Rental revenues decreased $393,484 during the three months ended September 30, 1999 compared to the 1998 period due to a $618,585 decrease at Westbrook (as a result of the sale of the property including the effect of the straight-line rent adjustment) partially offset by increases of $146,948 and $35,875 at 568 Broadway and Seattle Tower, respectively, due to higher overall rental rates at the properties.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased $368,155 during the three months ended September 30, 1999 compared to the 1998 period. The $202,918 decrease in operating expenses was primarily due to a $104,080 decrease at the Southport property due to lower repairs and maintenance costs and a $95,481 decrease at the 568 Broadway property due to lower professional fees related to tenant issues. The $225,881 decrease in partnership management fees was due a $10,423 reduction due to the sale of the Westbrook property and an amendment to the partnership agreement (see Note 3) approved in August 1999 which resulted in a $215,458 reduction in management fees for the 1999 period. For the three months ended September 30, 1999, these decreases were partially offset by a $23,997 increase in depreciation expense during 1999 due to real estate improvements in 1998 and a $41,087 increase in administrative expenses in 1999 due to higher legal fees incurred in 1999 pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7).

Interest income increased $54,409 during the three months ended September 30, 1999 due to higher cash balances during the current period as compared to the 1998 period. Other income increased $9,620 during the three months ended September 30, 1999 as compared to the 1998 period due to a greater number of investor transfers on which the Partnership earns a transfer fee.

The Partnership experienced an increase in net income of approximately $166,000 for the nine months ended September 30, 1999 as compared to the 1998 period primarily due to higher rental revenues, interest and other income, and lower costs and expenses. These items were partially offset by the $389,359 gain recorded on the sale of the Westbrook property in August 1998

Rental revenues decreased $67,102 during the nine months ended September 30, 1999 compared to the 1998 period primarily due to $364,721 and $106,912 increases in revenues at 568 Broadway and Seattle Tower, respectively, due to higher overall rental rates at the properties, offset by a $669,439 reduction in revenues due to the sale of the Westbrook property, as previously discussed.

Costs and expenses decreased $409,417 during the nine months ended September 30, 1999 compared to the 1998 period due to lower operating expenses and partnership management fees, partially offset by an increase in administrative expenses. The $549,720 decrease in operating expenses was primarily due to a $160,728 decrease at Westbrook due to the sale, a $212,287 decrease in repairs and maintenance costs at Southport, and a $95,481 decrease in professional fees at 568 Broadway. The $257,149 decrease in partnership management fees was due a $41,691 reduction due to the sale of the Westbrook property and an amendment to the partnership agreement (see Note 3) approved in August 1999 which resulted in a $215,458 reduction in fees for the 1999 period. These decreases were partially offset by an $37,603 increase in depreciation expense during the 1999 period due to real estate improvements in 1998 and a $347,522 increase in administrative expenses for the 1999 period due to higher legal fees pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7).

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest income increased $133,369 during the nine months ended September 30, 1999 due to higher cash balances during the current period as compared to the same period in 1998. Other income increased $79,450 during the nine months ended September 30, 1999 as compared to the 1998 period due to a greater number of investor transfers on which the Partnership earns a transfer fee.

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

YEAR 2000 COMPLIANCE

The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or service providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

                          Part II. - Other Information

Item 1 - Legal Proceedings

      (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits:
            (i) Amendment to the Amended and Restated Agreement of Limited Partnership dated August 20, 1999.
            (ii)  Guarantee by Presidio Capital Corp. dated August 20, 1999.

      (b)   Reports on Form 8-K:
            None

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 1999

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

                                                Integrated Resources High Equity
                                                Partners, Series 85,
                                                A California Limited Partnership


                                          By:   Resources High Equity, Inc.,
                                                Managing General Partner


Dated: November 15, 1999                  By:   /S/ Allan Rothschild
                                                --------------------------------
                                                Allan Rothschild
                                                (Duly Authorized Officer)


Dated: November 15, 1999                  By:   /S/ Lawrence Schachter
                                                --------------------------------
                                                Lawrence Schachter
                                                (Principal Financial and
                                                Accounting Officer)