Form 10-K405
period 1999-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2000-03-30
CIK 730067

                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
December 31, 1999                                              0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                    13-3239107
------------------------------------                 ------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA               02142
--------------------------------------------               -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (617) 234-3000
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]       No    [ ]

             There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       Documents incorporated by reference
                       -----------------------------------
                                      None

                                     PART I


Item 1.           Business
                  --------

                  Integrated Resources High Equity Partners, Series 85, a California Limited Partnership (the "Partnership"), was formed as of August 19, 1983. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties consisting of office buildings, shopping centers and other commercial properties. See "Item 2. Properties" for a description of the Partnership's properties.

                  Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Management/Employees" below.

                  In 1986, the Partnership offered and sold 400,000 units of limited partnership interest (the "Units") pursuant to a prospectus filed with the Securities and Exchange Commission. Upon final admission of limited partners, the Partnership had accepted subscriptions for 400,010 Units (including the initial limited partner) for an aggregate of $100,002,500 in gross proceeds, resulting in net proceeds from the offering of $98,502,500 (gross proceeds of $100,002,500 less organization and offering costs of $1,500,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

                  The Partnership invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last two fiscal years: in 1999, Southport Shopping Center and 568 Broadway represented 34% and 28% of gross revenues, respectively; during 1998, Southport Shopping Center and 568 Broadway represented 33% and 28% of gross revenues, respectively. See "Item 2. Properties" for a description of the Partnership's properties.

Settlement of Class Action Lawsuit
----------------------------------

                  In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Management

Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Management Fee of $418,769 or $426,867 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $8.80 per Unit which amount will be reduced by approximately $.98 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

                  As required by the settlement, an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

                  The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

                  In connection with this action, the Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,080,404 for these costs.

Competition
-----------

                  The real estate business is highly competitive and, as discussed more particularly in "Item 2, Properties", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees
---------

                  On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the Managing General Partner and the Partnership. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

                  On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

                  As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

                  In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. See
Item 10, "Directors and Executive Officers of the Partnership", The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.

Item 2.           Properties
                  ----------

The Partnership owned the following properties as of March 15, 2000:

(1)               Southport Shopping Center
                  -------------------------

                  On April 15, 1986, the Partnership purchased the fee simple interest in Southport Shopping Center ("Southport"), a regional shopping center located on the 17th Street Causeway in Fort Lauderdale, Florida near the intercoastal waterway and beach area. The center's three buildings, comprising a total of 143,089 square feet, are situated on a 9.45 acre site. Southport was built in phases from 1968 to 1977 and expanded again and renovated in 1985. The site provides parking for 563 cars. Southport was 98% occupied as of January 1, 2000 as compared to 99% on January 1, 1999. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 2000. The roof on the West quadrant of the main center building was replaced in 1998 and the center was repainted. There are no significant capital expenditures budgeted for 2000.

                  Southport is highly visible from S.E. 17th Street, the major east/west artery in the commercially-oriented area. Developments in the area are diversified and include hotels, restaurants, retail centers, office buildings and the 750,000 square foot Broward County Convention Center, which opened in 1991 and is within walking distance. In 1996, the new 75,000 square foot, three-story, mixed-use NorthPort Marketplace opened on county owned land adjacent to the Convention Center. The development has attracted national restaurant/entertainment chains and is not considered competition for Southport's tenants. The center continues to maintain a solid tenant base and anchor tenants, Publix, Eckerd and McCrory's lease approximately 39% of the center's leasable area.

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

                  The property was 92% occupied as of January 1, 2000, compared to 93% at January 1, 1999. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 2000, however, Super Fresh (A&P) grocery has subleased its 26,648 square foot store to Joann Fabrics and is relocating to a new superstore at Towson Marketplace Shopping Center located less than a mile from Loch Raven Plaza. Towson Marketplace, which competes directly with the Loch Raven for tenants, is being redeveloped and includes Michael's Crafts, Marshall's, Target, Montgomery Ward and TOYS "R" US as tenants.

                  There are no significant capital improvements budgeted for 2000 other than costs associated with leasing the remaining vacant space.

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

                  Century Park I, situated on approximately 8.6 acres, is located in the center of San Diego County in Kearny Mesa, California, directly adjacent to Highway 163 at the northeast corner of Balboa Avenue and Kearny Villa Road. Century Park I is part of an office park consisting of six office buildings and two parking garages, in which Century Park Joint Venture owns three buildings, comprising 200,002 net rentable square feet and one garage with approximately 810 parking spaces. One of the three buildings was completed in the latter half of 1985, and the other two buildings were completed in February 1986. The property was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases that represent at least 10% of the square footage of the center scheduled to expire in 2000. Capital expenditures budgeted for 2000 include removal of mineral deposits on the glass curtain wall and new controls for the HVAC. Capital expenditures for 1999 included a refurbishment allowance to San Diego Gas & Electric as provided in tenant's original lease.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  Capital improvements for 2000 include approximately $60,000 for fire protection improvements, $90,000 for corridor and restroom upgrades and $25,000 for window replacement.

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

                  Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 141,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower is connected to the Unigard Financial Center and the Olympic Four Seasons Hotel by a skybridge system. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. Seattle Tower's occupancy at January 1, 2000 was 98%, as compared to 96% at January 1, 1999. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single floor tenants. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  Major capital improvements for 2000 include replacing galvanized water pipes with copper, and $638,388 has been budgeted to modernize the mechanics of the elevators.

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

                  See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II


Item 5.           Market for Registrant's Securities and
                  Related Security Holder Matters
                  -------------------------------

                  Units of the Partnership are not publicly traded. There are certain restrictions set forth in the Partnership's amended limited partnership agreement (the "Limited Partnership Agreement") that may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

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

                  As of March 15, 2000, there were 8,973 holders of Units of the Partnership, owning an aggregate of 400,010 Units (including Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for periods during 1998 and 1999 were as follows:

Distributions for the                 Amount of Distribution
Quarter Ended                                Per Unit
-------------                                --------

March 31, 1998                              $      0.94
June 30, 1998                               $      0.94
September 30, 1998                          $      0.94
December 31, 1998                           $      0.94
March 31, 1999                              $      0.94
June 30, 1999                               $      0.94
September 30, 1999                                   *
December 31, 1999                                    *

*Distributors have been suspended while the requirements of the settlement agreement are completed.

                  The source of distributions in 1998 and 1999 was cash flow from operations. In 1998 and 1999, capital expenditures were funded from cash flow. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

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

                  Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 18,042 limited partnership units from August 1998 through July1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 18.2% of the outstanding limited partnership units of the Partnership.

                  As required by the settlement, an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,953 units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

                  Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.  Selected Financial Data
         -----------------------


                                                         For the Years Ended December 31,
                                 -----------------------------------------------------------------------------------

                                      1999            1998             1997             1996             1995
                                      ----            ----             ----             ----             ----
Revenue                              $10,941,322   $ 9,189,542(2)     $ 9,021,378     $ 8,888,016      $  7,877,64 (4)
Net Income (Loss)                      4,847,538     2,931,223(2)       2,134,659       2,134,717      (18,624,934)(1)
Net Income (Loss) per Unit(3)              11.51          6.96               5.07            5.07           (44.23)(1)
Distribution Per Unit                       1.88          3.76               3.57            2.40             2.40
Total Assets                          44,178,753    40,814,689         39,600,417      39,290,185       37,309,597


1. Net loss for the year ended December 31, 1995 includes a write-down for impairment on Century Park I, Seattle Tower, 568 Broadway, Loch Raven, Southport and Westbrook in the aggregate amount of $20,469,050, or $48.61 per unit.
2 Net income for the year ended December 31, 1998 includes a $389,359 gain, or $0.92 per unit, from the sale of the Westbrook property.
3. All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

                  The Partnership's real estate properties are office buildings, shopping centers and other commercial properties, all of which were acquired for cash. The public offering of the Units commenced on February 4, 1985 and was terminated on May 30, 1986. Upon termination, the Partnership had accepted subscriptions for 400,010 Units for aggregate net proceeds of $98,502,500 (gross proceeds of $100,002,500 less organization and offering expenses aggregating $1,500,000). The Partnership generates rental revenues from the commercial properties and is responsible for each property's operating expenses as well as its administrative cost.

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1999, all capital expenditures and distributions were funded from cash flow. As of December 31, 1999 the Partnership had total working capital reserves of approximately $7,189,742. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in any areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  The Partnership had $8,521,370 of cash and cash equivalents at December 31, 1999, as compared to $6,301,641 at December 31, 1998. During the year ended December 31, 1999, cash and cash equivalents increased $2,219,729 as a result of $4,163,401 of net cash provided by operating activities which was partially offset by $756,274 of net cash used in investing activities and $1,187,398 of net cash used in financing activities. Cash used in investing activities consisted of capital and tenant improvements to the properties and cash used in financing activities consisted of distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,163,401 for the year ended December 31, 1999.

                  The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs
          -------------------------------------------------------------

                                                           1999                  1998                 1997
                                                    -------------------    ------------------    ---------------
         Seattle Tower                                       $ 355,407             $ 490,322           $ 78,754
         Century Park I                                        173,239                89,729            506,704
         568 Broadway                                          154,616               293,021             84,805
         Loch Raven                                             95,206               908,324            990,911
         Southport                                             272,628               502,081            520,032
                                                    -------------------    ------------------    ---------------
         Totals                                             $1,051,096            $2,283,477         $2,181,206
                                                    ===================    ==================    ===============

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $1,005,000 in 2000 in the normal course of business which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

                  The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various future capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. Current working capital is thought to be sufficient for any near term needs of the Partnership. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

Impairment of Assets
--------------------

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

                  If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional adjustments to reduce the carrying value of the real estate assets, which could be material in subsequent years if real estate markets or local economic conditions change.

                  All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in 1995 and prior years. Improvements in the real estate market and in the properties operations resulted in no adjustments for impairment being needed in 1996 through 1999.

                  The following table represents the impairment adjustments recorded against the Partnership's assets held as of 12/31/99:

                 Property
                 --------

                 Seattle Tower                        $6,050,000
                 Century Park I                       11,700,000
                 568 Broadway                         10,821,150
                 Loch Raven                            4,800,000
                 Southport                             4,900,000
                                                   -------------

                                                     $38,271,150
                                                   =============


Results Of Operations

1999 vs. 1998
-------------

         The Partnership experienced an increase in net income of 65.4% for the year ended December 31, 1999 to $4,847,538 compared to the prior year net income of $2,931,223 due to higher rental revenues and lower costs and expenses. The increases to net income also reflected higher interest and other income during 1999.

         Rental revenues increased by 19.1% during the year ended December 31, 1999 to $10,941,322 from $9,189,542 for the same period in 1998 with Southport, 568 Broadway and Loch Raven reflecting higher rental rates on lease turnovers.


         Costs and expenses decreased by 4.7% during the year ended December 31, 1999 to $6,541,360 compared to $6,867,218 for the same period in 1998, primarily due to decreases in partnership management and property management fees and partially offset by an increase in administrative expenses. Administrative expenses for the year ended December 31, 1999 increased $299,193 or 32.7% compared to 1998 due to higher professional fees related to the settlement of the litigation and reorganization of the Partnership. Depreciation and amortization decreased $73,253 or 5.2% due to higher depreciation recorded in 1998 on certain capitalized tenant improvements. Partnership management fees decreased $468,561 or 52.8% in 1999 due to an amendment to the partnership agreement.

         Interest income increased by 80.3% to $334,116 in 1999 due to higher interest rates and higher invested cash balances during the current year compared to 1998. Other income increased by $79,210 during the year ended December 31, 1999 to $113,460 compared to $34,250 in 1998 due to an increase in fees from investor servicing primarily related to an increase in investor transfers.

1998 vs. 1997
-------------

         The Partnership experienced an increase in net income of 37.3% for the year ended December 31, 1998 to $2,931,223 compared to the prior year net income of $2,134,659 due to the gain on the sale of the Westbrook property, higher rental revenues and lower costs and expenses. These increases to net income were partially offset by lower interest and other income during 1998.

         Rental revenues increased by 21% to $1,231,778 at Century Park and by 5.7% or $2,999,473
at Southport during the year ended December 31, 1998 compared to 1997, primarily due to higher occupancy and rental rates, respectively. These increases were partially offset by lower rental revenues at Westbrook during the second half of 1998 as a result of the sale of the property in August 1998, as previously discussed.

         Costs and expenses decreased by 4.1% during the year ended December 31, 1998 to $6,867,218 compared to $7,162,829 in the same period in 1997, primarily due to decreases in operating expenses, partnership management fees and administrative expenses. Operating expenses decreased by 4.4% during 1998 to $3,276,169 due to the sale of Westbrook in August 1998 and a decrease in insurance expenses at all of the properties due to the payment of lower premiums while coverage remained the same. Administrative expenses for the year ended December 31, 1998 decreased $200,905 or 17.9% compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. Depreciation and amortization increased $55,581 or 4.1% due to higher depreciation recorded in 1998 on certain capitalized tenant improvements. Property management fees increased 5.9% to $371,144 in 1998 due to higher revenues, as previously discussed.

         Interest income decreased by 10.7% to $185,290 in 1998 due to lower interest rates and lower invested cash balances during the current year compared to 1997. Other income decreased by 50.1% to $34,250 for the year ended December 31, 1998 compared to 1997 due to a decrease in fees from investor servicing primarily related to a decrease in investor transfers.

Legal Proceedings
-----------------

                  The Partnership is a party to certain litigation. See "Item 3. Litigation" and "Item 8. Financial Statements-Note 7" for a description thereof.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
              -----------------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                  --------------------------------------------

                                    I N D E X
                                    ---------

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
Independent Auditors' Report.....................................................................................16

Financial statements, years ended December 31, 1999, 1998 and 1997

         Balance Sheets..........................................................................................17

         Statements of Operations................................................................................18

         Statements of Partners' Equity..........................................................................19

         Statements of Cash Flows................................................................................20

         Notes to Financial Statements...........................................................................21

INDEPENDENT AUDITORS' REPORT


To the Partners of Integrated Resources High Equity Partners, Series 85

We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





DELOITTE & TOUCHE LLP
March 17, 2000
Boston, MA



              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                                                December 31,
                                                                   ----------------------------------
                                                                        1999                 1998
                                                                   --------------       -------------

ASSETS
------
Real estate, net                                                    $32,352,714           $32,687,435
Cash and cash equivalents                                             8,521,370             6,301,641
Other assets                                                          3,095,251             1,678,190
Receivables, net of allowance of $226,500 and
$51,500, respectively                                                   209,418               147,423
                                                                    -----------           -----------

TOTAL ASSETS                                                        $44,178,753           $40,814,689
                                                                    ===========           ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued expenses                               $ 1,224,373           $ 1,265,264
Due to affiliates                                                       107,255               362,440
Distributions payable                                                        --               395,799
                                                                    -----------           -----------

     Total liabilities                                                1,331,628             2,023,503
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding)                                    40,703,819            36,850,676
  General partners' equity                                            2,143,306             1,940,510
                                                                    -----------           -----------

     Total partners' equity                                          42,847,125            38,791,186
                                                                    -----------           -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $44,178,753           $40,814,689
                                                                    ===========           ===========


                        See notes to financial statements

                            INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                            ----------------------------------------------------

                                          STATEMENTS OF OPERATIONS
                                          ------------------------



                                                                                For the Year Ended December 31
                                                                  ------------------------------------------------------------
                                                                       1999                     1998                  1997
                                                                  ------------------------------------------------------------
Rental Revenue                                                        $10,941,322             $9,189,542           $9,021,378
                                                                  ----------------     ------------------    -----------------

Costs and Expenses:
            Operating                                                   3,272,085              3,276,169            3,426,267
            Depreciation and amortization                               1,343,257              1,416,510            1,360,929
            Partnership management fee                                    418,768                887,329              908,172
            Administrative expenses                                     1,215,259                916,066            1,116,971
            Property management fee                                       291,991                371,144              350,490
                                                                  ----------------     ------------------    -----------------
                                                                        6,541,360              6,867,218            7,162,829
                                                                  ----------------     ------------------    -----------------

Income before gain on sale of property, interest and other              4,399,962              2,322,324            1,858,549
income
         Gain on sale of property                                              --                389,359                   --
         Interest income                                                  334,116                185,290              207,420
         Other income                                                     113,460                 34,250               68,690
                                                                  ----------------     ------------------    -----------------

Net Income                                                            $ 4,847,538             $2,931,223           $2,134,659
                                                                  ================     ==================    =================

Net income attributable to:

        Limited partners                                                4,605,161             $2,784,662           $2,027,926

        General partners                                                  242,377                146,561              106,733
                                                                  ----------------     ------------------    -----------------

Net income                                                            $ 4,847,538             $2,931,223           $2,134,659
                                                                  ================     ==================    =================

Net income per unit of limited partnership
     Interest (400,010 units outstanding)                             $     11.51             $     6.96           $     5.07
                                                                  ================     ==================    =================

                        See notes to financial statements


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------


                                                               General             Limited
                                                              Partners'           Partners'
                                                                Equity             Equity              Total
                                                            ---------------    ----------------    ---------------
Balance, December 31, 1996                                       1,841,536          34,970,158         36,811,694

Net Income                                                         106,733           2,027,926          2,134,659

Distributions as return of capital                                 (75,160)         (1,428,034)        (1,503,194)
($3.57 per limited partnership unit)                        ---------------    ----------------    ---------------



Balance, December 31, 1997                                       1,873,109          35,570,050         37,443,159

Net Income                                                         146,561           2,784,662          2,931,223

Distributions as a return of capital                               (79,160)         (1,504,036)        (1,583,196)
($3.76 per limited partnership unit)                        ---------------    ----------------    ---------------



Balance, December 31, 1998                                       1,940,510          36,850,676         38,791,186

Net Income                                                         242,377           4,605,161          4,847,538

Distributions as a return of capital                               (39,581)           (752,018)          (791,599)
($1.88 per limited partnership unit)                        ---------------    ----------------    ---------------


Balance, December 31, 1999                                      $2,143,306         $40,703,819        $42,847,125
                                                            ===============    ================    ===============

                        See notes to financial statements



              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                             For the Years Ended December 31,
                                                               -------------------------------------------------------------
                                                                     1999                     1998              1997
                                                               -----------------    ------------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                           $4,847,538            $2,931,223            $2,134,659
Adjustments to reconcile net income to net
cash provided by operating activities:
    Gain on sale of property                                                 --              (389,359)                   --
     Depreciation and amortization                                    1,343,257             1,416,510             1,360,929
     Straight line adjustment for stepped lease rentals              (1,250,983)              (41,629)                3,999
Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                              (40,891)               81,544               121,988
     Receivables                                                        (61,995)               35,145               (24,364)
     Due to affiliates                                                 (255,185)             (215,299)             (586,382)
     Other assets                                                      (418,340)             (243,961)             (202,800)
                                                               -----------------    ------------------    ------------------
Net cash provided by operating activities                             4,163,401             3,574,184             2,808,029
                                                               -----------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate                                       --             2,042,964                    --
     Improvements to real estate                                       (756,274)           (2,083,198)           (1,967,626)
                                                               -----------------    ------------------    ------------------
Net cash used in investing activities                                  (756,274)              (40,234)           (1,967,626)
                                                               -----------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                       (1,187,398)           (1,583,196)           (1,360,033)
                                                               -----------------    ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                      2,219,729             1,950,754              (519,630)

Cash and Cash Equivalents, Beginning of Year                          6,301,641             4,350,887             4,870,517
                                                               -----------------    ------------------    ------------------

Cash and Cash Equivalents, End of Year                               $8,521,370            $6,301,641            $4,350,887
                                                               =================    ==================    ==================


                        See notes to financial statements

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



1.       ORGANIZATION
         ------------

         Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"), is a limited partnership, organized under the Uniform Limited Partnership Laws of California on August 19, 1983 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2008 or sooner, in accordance with terms of the Agreement of Limited Partnership. The Partnership invested in three shopping centers (one of which was sold in 1998) and four office properties (one of which was sold in 1994), none of which are encumbered by debt. See "Note 9."

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         Cash and cash equivalents
         -------------------------

         For purposes of the balance sheets and statements of cash flows, the Partnership considers all short-term investments that have original maturities of three months or less from the date of issuance to be cash equivalents.

         Revenue Recognition
         -------------------

         Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

         Investments in Joint Ventures
         -----------------------------

         Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Real Estate
         -----------

         Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of the property may not be recoverable, the Partnership prepares an estimate the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

         Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

         Depreciation
         ------------

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements are amortized over the applicable lease term.

         Income Taxes
         ------------

         No provision has been made for income taxes for federal, state, and local income taxes since they are the personal responsibility of the partners.

         Net income and distributions per unit of limited partnership interest
         ---------------------------------------------------------------------

         Net income and distributions per unit of limited partnership interest are calculated based upon the number of units outstanding (400,010) for each of the years ended December 31, 1999, 1998, and 1997.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives or engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

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

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the years ended December 31, 1999 and December 31, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $57,739 and $102,007, respectively. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

         In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)
         -----------------------------------------------------------------------

         other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. Portions of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1999, 1998, and 1997, Resources Supervisory was entitled to receive an aggregate of $291,991, $371,144 and $350,490 respectively, of which $220,011, $212,371 and $196,300 was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $150,000 per year for each of the years ended December 31, 1999, 1998 and 1997.

         During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $418,769. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the years ended December 31, 1999, 1998, and 1997 the Managing General Partner earned $418,769, $887,329 and $908,172, respectively.

         The General Partners are allocated 5% of the net income of the Partnership which amounted to $242,377, $146,561 and $106,733 in 1999, 1998 and 1997, respectively. The General Partners are also entitled to receive 5% of distributions which amounted to $39,581, $79,160 and $75,160 in 1999, 1998 and 1997, respectively.

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

         In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement

         Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased 18,042 limited partnership units from August 1998 through July 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 18.2% of the outstanding limited partnership units of the Partnership.

         As required by the settlement (See Note 9), an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.


     4.  REAL ESTATE
         -----------

         The Partnership recorded substantial write-downs prior to 1996. No write-downs were required for 1997, 1998 or 1999. The following table summarizes write-downs recorded on the properties held by the Partnership at 12/31/99:

                   Property
                   --------

                   Seattle Tower                      $ 6,050,000
                   Century Park I                      11,700,000
                   568 Broadway                        10,821,150
                   Loch Raven                           4,800,000
                   Southport                            4,900,000
                                                      -----------

                                                      $38,271,150
                                                      ===========

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     4.  REAL ESTATE (continued)
         -----------------------

         The following table is a summary of the Partnership's real estate as of:

                                                                                           December 31,
                                                                            --------------------------------------------
                                                                                   1999                     1998
                                                                            --------------------     -------------------
          Land                                                                     $ 10,370,965            $ 10,370,965

          Buildings and improvements                                                 37,716,078              36,959,803
                                                                            --------------------     -------------------
                                                                                     48,087,043              47,330,768

          Less:  Accumulated depreciation                                           (15,734,329)            (14,643,333)
                                                                            --------------------     -------------------

                                                                                    $32,352,714             $32,687,435
                                                                            ====================     ===================

         During 1999, revenues from the Southport and 568 Broadway properties represented 34% and 28% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues.

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                          2000           2001         2002         2003         2004      Thereafter      Total
                          ----           ----         ----         ----         ----      ----------      -----
          Total:       $7,369,000     $6,733,000   $5,848,000   $4,530,000   $3,433,000   $5,293,000   $33,206,000
                       ==========     ==========   ==========   ==========   ==========   ==========   ===========

5.       DISTRIBUTIONS PAYABLE
         ---------------------

                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   1999                   1998
                                                                            -------------------     ------------------
          Limited Partners                                                           $      --             $  376,009
          General Partners                                                                  --                 19,790
                                                                            -------------------     ------------------
                                                                                     $      --             $  395,799
                                                                            ===================     ==================

          Such distributions were paid in the subsequent quarter.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



6.       DUE TO AFFILIATES
         -----------------

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                     1999               1998
                                                                                ---------------    ----------------
         Partnership management fee                                                   $     --            $211,409
         Property management fee                                                        32,255             113,531
         Non-accountable expense reimbursement                                          75,000              37,500
                                                                                ---------------    ----------------
                                                                                      $107,255            $362,440
                                                                                ===============    ================

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



8.       RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL
         ---------------------------------------------------------
         STATEMENTS TO TAX REPORTING
         ---------------------------

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery systems, which is not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income per the financial statements to the net taxable income.

                                                                                  Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                         1999              1998                 1997
                                                                    ---------------    --------------     ----------------
         Net income per financial statements                           $ 4,847,538       $ 2,931,223          $ 2,134,659

         Difference in gain/loss on sale of Westbrook                           --        (2,357,221)                  --

         Tax depreciation and straight-line rent in excess of
            financial statement depreciation                            (2,719,001)       (1,499,402)          (1,524,130)
                                                                    ---------------    --------------     ----------------

         Net taxable income (loss)                                     $ 2,128,537       $  (925,400)         $   610,529
                                                                    ===============    ==============     ================

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                                                     December 31,
                                                                                                         1999
                                                                                                   -----------------
         Net assets per financial statements                                                            $42,847,125

         Write-down for impairment                                                                       38,271,150

         Tax depreciation and straight-line rent in excess of financial statement depreciation         (17,737,590)

         Gain on admission of joint venture partner not recognized for tax purposes                       (307,093)

         Organization costs not charged to partners' equity for tax purposes                              1,500,000
                                                                                                   -----------------

         Net assets per tax reporting                                                                   $64,573,592
                                                                                                   =================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
              ----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


9.       SETTLEMENT OF LAWSUIT
         ---------------------

         In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Management Fee of $418,769 or $426,867 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $8.80 per Unit which amount will be reduced by approximately $.98 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

         As required by the settlement, an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

         The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

         In connection with this action, the Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,080,404 for these costs, which have historically been included in administrative expenses in the Statement of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ------------------------

                  None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the Managing General Partner are described below.

                                       Position Held with the                 Has Served as a Director
Name                                  Managing General Partner                    or Officer Since
----                                  ------------------------                    ----------------
Michael L. Ashner                     President and Director                           10-99

David G. King, Jr.                    Vice President                                   11-97

Peter Braverman                       Executive Vice President                         10-99

Lara K. Sweeney                       Vice President and Secretary                     10-99

Carolyn Tiffany                       Vice President and Treasurer                     10-99

                  Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

                  David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies
(USA).

                  Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

                  Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

                  Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

                  Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

                  One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

                  There are no family relationships among the officers and directors of the General Partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners.
              -----------------------------------------------

         Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                                   Number of
         Name of Beneficial Owner                 Units owned                % of Class
         ------------------------                 -----------                ----------
         Millennium Funding II Corp. (1)             73,033                     18.26%
         Millennium Funding II LLC (1)               26,953                      6.74%

(1) The principal business address of both Millennium Funding II Corp. and Millennium Funding II LLC, both of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

         (b)  Security Ownership of Management.
              --------------------------------

         At March 1, 2000, Presidio, the General Partner and their affiliates, officers and directors owned as a group own 103,338 Units representing approximately 25.83% of the total number of Units outstanding.

         (c)  Changes in Control.
              ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

               The General Partners and certain affiliated entities have, during the year ended December 31, 1999, earned or received compensation or payments for services or reimbursements from the Partnership or Presidio subsidiaries as follows:

                                                                                                Compensation from
Name of Recipient                                            Capacity in Which Served            the Partnership
-----------------                                            ------------------------            ---------------
Resources High Equity Inc.                                   Managing General Partner              $607,556(1)

Presidio AGP Corp.                                           Associate General Partner                  792(2)

Resources Supervisory Management Corp.                       Affiliated Property Managers            71,980(3)

1 Of this amount $38,788 represents the Managing General Partner's share of distributions of cash from operations, $150,000 represents payment for non-accountable expenses of the Managing General Partner and $418,768 represents a Partnership Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 1999, $104,298 of the Partnership's taxable income was allocated to the Managing General Partner.

2 This amount represents the Associate General Partner's share of distributions of cash from operations. In addition, for the year ended December 31, 1999, $2,129 of the Partnership's taxable income was allocated to the Associate General Partner.

3 This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee payable to Resources Supervisory was $291,991, of which $220,011 was paid to unaffiliated management companies.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K
         -----------------------

(a) (1)  Financial Statements: see Index to Financial Statements in Item 8.

(a) (2)  Financial Statement Schedule:

                  III.     Real Estate and Accumulated Depreciation

(a) (3)  Exhibits:

3.4. (a) Amended and Restated Partnership Agreement ("Partnership Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 4, 1985, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

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

                  (e) Amendment to the Amended and Restated Agreement of Limited Partnership dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

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

                  (p) Guarantee by Presidio Capital Corp. dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

         (b)      Reports on Form 8-K:
                  -------------------

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

                  None.

                 Financial Statement Schedule Filed Pursuant to
                 ----------------------------------------------
                                  Item 14(a)(2)
                                  -------------


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                             ADDITIONAL INFORMATION
                             ----------------------

                   YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                   -------------------------------------------

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

    Schedules - December 31, 1999, 1998 and 1997 and years then ended, as required:

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

                                    INTEGRATED RESOURCES HIGH EQUITY
                                    PARTNERS, SERIES 85, A CALIFORNIA
                                    LIMITED PARTNERSHIP

                                    By: RESOURCES HIGH EQUITY, INC.
                                        Managing General Partner


Dated: March 29, 2000               By: /s/ Michael L. Ashner
                                        ----------------------
                                        Michael L. Ashner
                                        President and Director
                                        (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 29, 2000               By: /s/ Michael L. Ashner
                                        ----------------------
                                        Michael L. Ashner
                                        President and Director
                                        (Principal Executive Officer)



Dated: March 29, 2000               By: /s/ Carolyn Tiffany
                                        --------------------
                                        Carolyn Tiffany
                                        Vice President and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)


INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
    A California Limited Partnership

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
============================================================================================================================

                                                                                              Costs               Reductions
                                                                                           Capitalized             Recorded
                                                                                            Subsequent            Subsequent
                                                                                                to                    to
                                                                   Initial Cost             Acquisition           Acquisition
                                                                   ------------             -----------           -----------
                                                                          Buildings
                                                                             And                      Carrying
                             Description       Encumbrances    Land     Improvements   Improvement     Costs      Write Downs
                             -----------       ------------    ----     ------------   -----------   ---------    -----------
RETAIL:

The Southport Shopping      Ft. Lauderdale, FL   $      --    $6,961,667   $13,723,333   $ 2,050,648  $ 1,866,962  $(4,900,000)

The Loch Raven Shopping     Towson, MD                  --     2,469,871     6,860,748     2,903,791      953,837   (4,800,000)
                                                ----------  ------------  ------------  ------------  ----------- ------------
                                                        --     9,431,538    20,584,081     4,954,439    2,820,799   (9,700,000)
                                                ----------  ------------  ------------  ------------  ----------- ------------

OFFICE:

Century Park Office         Kearny Mesa, CA             --     3,122,064    12,717,936     2,124,576    1,353,130  (11,700,000)
Complex                                         ----------

568 Broadway Office         New York, NY                --     2,318,801     9,821,517     5,160,541    1,556,212  (10,821,150)

Seattle Tower Office        Seattle, WA                 --     2,163,253     5,030,803     2,589,111      609,392   (6,050,000)
                                                ----------  ------------  ------------  ------------  ----------- ------------
                                                        --     7,604,118    27,570,256     9,874,228    3,518,734  (28,571,150)
                                                ----------  ------------  ------------  ------------  ----------- ------------

                                                $       --   $17,035,656   $48,154,337   $14,828,667   $6,339,533 $(38,271,150)
                                                ==========  ============  ============  ============  =========== ============

                                                    Gross Amount at Which
                                                 Carried at Close of Period
                                                 --------------------------
                                                         Buildings
                                                           And                    Accumulated
                                           Land        Improvements    Total      Depreciation    Date Acquired
                                           ----        ------------    -----      ------------    -------------

RETAIL:

The Southport Shopping                    $ $5,998,194   $13,704,416  $19,702,610   $5,366,739        1986

The Loch Raven Shopping                      1,507,227     6,881,020    8,388,247    2,528,416        1986
                                          ------------   -----------  -----------  -----------
                                             7,505,421    20,585,436   28,090,857    7,895,155
                                          ------------   -----------  -----------  -----------

OFFICE:

Century Park Office Complex                  1,123,811     6,493,895    7,617,706    3,242,309        1986

568 Broadway Office                            977,120     7,058,801    8,035,921    3,060,871        1986

Seattle Tower Office                           764,613     3,577,947    4,342,559    1,535,994        1986
                                          ------------   -----------  -----------  -----------
                                             2,865,544    17,130,643   19,996,187    7,839,174
                                          ------------   -----------  -----------  -----------

                                           $10,370,965   $37,716,078  $48,087,043  $15,734,329
                                          ============   ===========  ===========  ===========


Note:    The aggregate cost for Federal income tax purposes is $86,358,193 at
December 31, 1999.



INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
   A California Limited Partnership

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
===============================================================================================================

(A)    RECONCILIATION OF REAL ESTATE OWNED:

                                                                  For the Years Ended December 31,
                                                       --------------------------------------------------------
                                                            1999                1998                 1997
                                                       ----------------    ----------------     ---------------
BALANCE AT BEGINNING OF YEAR                              $ 47,330,768        $ 48,010,757        $ 46,043,130

ADDITIONS DURING THE YEAR
  Improvements to Real Estate                                  756,275           2,083,198           1,967,627

SUBTRACTIONS DURING THE YEAR
      Sales - Net
                                                                    --          (2,763,187)                 --
                                                       ----------------    ----------------     ---------------

BALANCE AT END OF YEAR (1)                                 $48,087,043         $47,330,768         $48,010,757
                                                       ================    ================     ===============

       (1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.

(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                                  For the Years Ended December 31,
                                                       --------------------------------------------------------
                                                            1999                1998                 1997
                                                       ----------------    ----------------     ---------------
BALANCE AT BEGINNING OF YEAR                               $14,643,333         $14,807,964         $13,719,794

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)                                 1,090,996           1,164,109           1,088,170

SUBTRACTIONS DURING THE YEAR
     Sales                                                          --          (1,328,740)                 --
                                                       ----------------    ----------------     ---------------

BALANCE AT END OF YEAR                                     $15,734,329         $14,643,333         $14,807,964
                                                       ================    ================     ===============

(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AN ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.