Form 10-Q
period 2000-03-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2000-05-15
CIK 730067

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

                For the quarterly period ended March 31, 2000

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

              5 Cambridge Center, 9th Floor, Cambridge, MA 02142
                   (Address of principal executive offices)

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

         Yes   X                                 No
             -----

================================================================================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                                      INDEX

                                                                            Page
                                                                            ----

      Part I.  Financial Information
      Item 1.  Financial Statements:

         Balance Sheets - March 31, 2000 and December 31, 1999............   1

         Statements of Operations - Three Months Ended
           March 31, 2000 and 1999........................................   2

         Statement of Partners' Equity - Three Months Ended
              March 31, 2000..............................................   3

         Statements of Cash Flows - Three Months Ended
            March 31, 2000 and 1999.......................................   4

         Notes to Financial Statements....................................   5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  11

      Item 3. Quantitative and Qualitative Disclosure about
              Market Risk.................................................  12


      Part II. Other Information:

         Exhibits and Reports on Form 8-K.................................  13

      Signatures..........................................................  14

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                                 BALANCE SHEETS

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------

ASSETS

Real estate - net                               $32,107,480      $32,352,714
Cash and cash equivalents                        10,095,309        8,521,370
Other assets                                      2,993,796        3,095,251
Receivables - net                                   202,327          209,418
                                                -----------      -----------

                                                $45,398,912      $44,178,753
                                                ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses           $ 1,075,726      $ 1,224,373
Due to affiliates                                   221,216          107,255
                                                -----------      -----------

                                                  1,296,942        1,331,628
                                                -----------      -----------


Commitments and contingencies (Note 6 and 7)

PARTNERS' EQUITY:

   Limited partners' equity (400,010 units
      issued and outstanding)                    41,895,922       40,703,819
   General partners' equity                       2,206,048        2,143,306
                                                -----------      -----------

                                                 44,101,970       42,847,125
                                                -----------      -----------

                                                $45,398,912      $44,178,753
                                                ===========      ===========


                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                            STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2000            1999
                                                         ----            ----

Rental Revenue                                       $2,882,227       $2,868,073
                                                     ----------       ----------

Costs and Expenses:

   Operating expenses                                   828,003          833,350
   Depreciation and amortization                        345,488          336,096
   Partnership management fee                           172,519          211,409
   Administrative expenses                              288,284          703,310
   Property management fee                               87,744           85,505
                                                     ----------       ----------

                                                      1,722,038        2,169,670
                                                     ----------       ----------

Income before interest and other income               1,160,189          698,403

   Interest income                                       94,656           61,294
   Other income                                               -           82,290
                                                     ----------       ----------

Net income                                           $1,254,845       $  841,987
                                                     ==========       ==========

Net income attributable to:

   Limited partners                                  $1,192,103       $  799,888
   General partners                                      62,742           42,099
                                                     ----------       ----------

Net income                                           $1,254,845       $  841,987
                                                     ==========       ==========

Net income per unit of limited partnership interest
   (400,010 units outstanding)                       $     2.98       $     2.00
                                                     ==========       ==========


                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          STATEMENT OF PARTNERS' EQUITY

                                           General        Limited
                                          Partners'      Partners'
                                           Equity         Equity        Total
                                           ------         ------        -----

Balance, January 1, 2000                 $ 2,143,306  $ 40,703,819  $ 42,847,125

Net income for the three months
       ended March 31, 2000                   62,742     1,192,103     1,254,845
                                         -----------  ------------  ------------

Balance, March 31, 2000                  $ 2,206,048  $ 41,895,922  $ 44,101,970
                                         ===========  ============  ============




                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                            STATEMENTS OF CASH FLOWS

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         2000            1999
                                                         ----            ----

Cash Flows From Operating Activities:

   Net income                                      $  1,254,845    $    841,987
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                     345,488         336,096
      Straight-line adjustment for stepped
        lease rentals                                    10,837           8,519
   Changes in assets and liabilities:
      Accounts payable and accrued expenses            (148,647)        798,234
      Receivables                                         7,091          19,120
      Due to affiliates                                 113,961         (96,438)
      Other assets                                       27,734        (146,801)
                                                   ------------    ------------

   Net cash provided by operating activities          1,611,309       1,760,717
                                                   ------------    ------------

Cash Flows From Investing Activities:

   Improvements to real estate
                                                        (37,370)        (95,480)
                                                   -------------    ------------

Cash Flows From Financing Activities:

   Distributions to partners                                  -        (395,799)
                                                   ------------    ------------

Increase In Cash And Cash Equivalents                 1,573,939       1,269,438

Cash And Cash Equivalents, Beginning of Year          8,521,370       6,301,641
                                                   ------------    ------------

Cash And Cash Equivalents, End of Quarter          $ 10,095,309    $  7,571,079
                                                   ============    ============



                      See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS

l.    GENERAL

      The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Investment in Joint Ventures

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

      Real Estate

      The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of the property may not be recoverable, the Partnership prepares estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may materially vary from the estimates and the variances may be material. The Partnership may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

3.    RELATED PARTY TRANSACTIONS

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

      From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide Asset Management and Investor Relation Services to the Partnership and other entities affiliated with the Partnership.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

      For the quarters ended March 31, 2000 and 1999, Resources Supervisory was entitled to receive $87,744 and $85,505 respectively, of which 76,548 and $68,412 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

      For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended March 31, 2000 and 1999, the Managing General Partner received $37,500.

      For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $418,769. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the quarters ended March 31, 2000 and 1999 the Managing General Partner earned $172,519 and $211,409, respectively.

      The General Partners are allocated 5% of the net income of the Partnership, which amounted to $62,742 and $42,099 for the quarters ended March 31, 2000 and 1999, respectively. They are also entitled to receive 5% of distributions, which amounted to $19,790 for the quarter ended March 31, 1999.

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

      In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia purported to exercise this right subsequent to quarter end.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS (CONTINUED)

      Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased an additional 18,042 limited partnership units from August 1998 through July 1999. The total number of units purchased by Millennium Funding II Corp. represents approximately 18.2% of the outstanding limited partnership units of the Partnership.

      Pursuant to the settlement of a class action lawsuit (See Note 7), an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer. As a result of these purchases as well as the other purchases of Units by affiliates of the General Partners, affiliates of the General Partners own 118,903 Units representing approximately 29.725% of the total outstanding Units.

4.    REAL ESTATE

      The following table is a summary of the Partnership's real estate as of:

                                           March 31, 2000     December 31, 1999
                                           --------------     -----------------

      Land                                  $ 10,370,965        $ 10,370,965
      Building and improvements               37,753,448          37,716,078
                                            ------------        ------------
                                              48,124,413          48,087,043
      Less: Accumulated depreciation        (16,016,933)        (15,734,329)
                                            ------------        ------------

                                            $ 32,107,480        $ 32,352,714
                                            ============        ============

5.    DUE TO AFFILIATES

                                          March 31, 2000      December 31, 1999
                                          --------------      -----------------

      Partnership management fee             $ 172,519           $       -
      Property management fee                   11,197              32,255
      Non-accountable expense                   37,500              75,000
                                             ---------           ---------

                                             $ 221,216           $ 107,255
                                             =========           =========



      Such amounts were paid in the subsequent quarters.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS


6.  COMMITMENTS AND CONTINGENCIES

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

    b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed (since removed), compensatory damages of $20 million, and punitive damages of $10 million. The Partnership believes that this suit is without merit and intends to vigorously defend it.


7.  SETTLEMENT OF LAWSUIT

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS

7.    SETTLEMENT OF LAWSUIT (CONTINUED)

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


                          NOTES TO FINANCIAL STATEMENTS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

        The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

        This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        The Partnership had $10,095,309 in cash and cash equivalents at March 31, 2000. Cash and cash equivalents are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

        The Partnership's level of liquidity based upon cash and cash equivalents increased by $1,573,939 for the three months ended March 31, 2000 as compared to December 31, 1999. The increase is due to $1,611,309 of cash provided by operating activities which was partially offset by $37,370 of cash used in investing activities for capital expenditures. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from the tenants less property operating expenses.

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

        As discussed in "Item 1. Financial Statements-Note 7", the Partnership entered into a settlement agreement relating to a class action lawsuit. In light of the current implementation of the settlement and the filing of the Registration Statement pursuant to which the General Partners are using their best efforts to reorganize the Partnership into a real estate investment trust, the General Partners have suspended any distributions until such reorganization is either approved or disapproved.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Results of Operations

        The Partnership experienced an increase in net income of $412,858 for the three months ended March 31, 2000 as compared to the same period in the prior year.

        The increase was due to a decrease in costs and expenses of $447,632 and an increase in rental revenues of $14,154 which were partially offset by a decrease in interest and other income of $48,928 during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

        Rental revenues increased during the three months ended March 31, 2000 compared to 1999 at Southport and Seattle Tower due to higher overall rental rates at the properties.

        Costs and expenses decreased by $447,632 during the three months ended March 31, 2000 compared to the same period in 1999, primarily due to an decrease in administrative expenses of $415,026 as legal fees related to the class action litigation were incurred in 1999 with no similar charges in 2000. In addition the Partnership management fees paid during the first quarter of 2000 decreased by $38,890 as compared to the first quarter of 1999. See, Item 1. Financial Statements, Note 3. Property operating expenses and property management fees remained relatively stable. The Partnership experienced higher depreciation expense due to real estate improvements in 1999.

        Interest income increased during the three months ended March 31, 2000 due to higher cash balances during the first three months of 2000 as compared to the comparable period in 1999. Other income decreased during the three ended March 31, 2000 as compared to the same period in due to decreased investor transfer fee.

        Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits: There were no exhibits filed.

             27. Financial data schedule is filed as an Exhibit to this report

         (a) Reports on Form 8-K:

             No report of Form 8-K was filed during the period.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                           FORM 10-Q - MARCH 31, 2000


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


                                    Integrated Resources High Equity Partners,
                                    Series 85, A California Limited Partnership

                                    By:  Resources High Equity, Inc.,
                                         Managing General Partner


Dated:  May 12, 2000                     By:   /S/ Michael L. Ashner
                                               ---------------------
                                               Michael L. Ashner
                                               President and Director
                                               (Principal Executive Officer)


Dated:  May 12, 2000                     By:   /S/ Carolyn B. Tiffany
                                               ----------------------
                                               Carolyn B. Tiffany
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)