Form 10-Q
period 2000-06-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2000-08-15
CIK 730067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

                         Commission file number 0-14438
                                                -------


              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                        A CALIFORNIA LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                        13-3239107
  -------------------------------                      --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                        Identification No.)


               5 Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X            No
                                 ---------          --------

================================================================================

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                                      INDEX

Part I.

 Item 1. Financial Information:
         Balance Sheets - June 30, 2000 and December 31, 1999..............  3
         Statements of Operations - Three and Six Months Ended
            June 30, 2000 and 1999.........................................  4
         Statement of Partners' Equity - Six Months Ended June 30, 2000....  5
         Statements of Cash Flows - Six Months Ended
            June 30, 2000 and 1999.........................................  6
         Notes to Financial Statements.....................................  7

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 15

Part II. Other Information:

 Item 6. Exhibits and Reports on Form 8-K.................................. 16

Signatures  ............................................................... 17

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000

                                 BALANCE SHEETS

                                               JUNE 30, 2000  DECEMBER 31, 1999
                                               -------------  -----------------

ASSETS

Real estate - net                                $31,931,074     $32,352,714
Cash and cash equivalents                         10,775,882       8,521,370
Other assets                                       3,040,056       3,095,251
Receivables                                          304,493         209,418
                                                 -----------     -----------

                                                 $46,051,505     $44,178,753
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses            $   996,602     $ 1,224,373
Due to affiliates                                    213,448         107,255
                                                 -----------     -----------
                                                   1,210,050       1,331,628
                                                 -----------     -----------
Commitments and contingencies

PARTNERS' EQUITY:

     Limited partners' equity (400,010
         units issued and outstanding)            42,598,433      40,703,819
     General partners' equity                      2,243,022       2,143,306
                                                 -----------     -----------
                                                  44,841,455      42,847,125
                                                 -----------     -----------
                                                 $46,051,505     $44,178,753
                                                 ===========     ===========


                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                                 STATEMENTS OF OPERATIONS

                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                         --------------------------     ------------------------
                                             2000        1999              2000         1999
                                          ----------   ----------       ----------   ----------
Rental Revenue                            $2,216,883   $2,224,919       $5,099,110   $5,092,992
                                          ----------   ----------       ----------   ----------
Costs and Expenses:
     Operating expenses                      713,743      725,468        1,541,746    1,558,818
     Depreciation and amortization           343,678      336,096          689,166      672,192
     Partnership management fee              172,519      211,409          345,038      422,818
     Administrative expenses                 298,761      159,067          587,045      862,377
     Property management fee                  81,360       71,949          169,104      157,453
                                          ----------   ----------       ----------   ----------
                                           1,610,061    1,503,989        3,332,099    3,673,658
                                          ----------   ----------       ----------   ----------
Income before interest and other income      606,822      720,930        1,767,011    1,419,334
     Interest income                         123,163       96,610          217,819      157,904
     Other income                              9,500        6,990            9,500       89,280
                                          ----------   ----------       ----------   ----------
Net income                                $  739,485   $  824,530       $1,994,330   $1,666,518
                                          ==========   ==========       ==========   ==========
Net income attributable to:
     Limited partners                     $  702,511   $  783,304       $1,894,614   $1,583,192
     General partners                         36,974       41,226           99,716       83,326
                                          ----------   ----------       ----------   ----------
Net income                                $  739,485   $  824,530       $1,994,330   $1,666,518
                                          ==========   ==========       ==========   ==========
Net income per unit of limited
     partnership interest (400,010 units
     outstanding)                         $     1.76   $     1.96       $     4.74   $     3.96
                                          ==========   ==========       ==========   ==========



                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                          STATEMENT OF PARTNERS' EQUITY

                                  GENERAL       LIMITED
                                  PARTNERS'     PARTNERS'
                                   EQUITY        EQUITY        TOTAL
                                -----------   -----------   -----------

Balance, January 1, 2000        $ 2,143,306   $40,703,819   $42,847,125
Net income for the six months
     ended June 30, 2000             99,716     1,894,614     1,994,330
                                -----------   -----------   -----------
Balance, June 30, 2000          $ 2,243,022   $42,598,433   $44,841,455
                                ===========   ===========   ===========



                       See notes to financial statements.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                            STATEMENTS OF CASH FLOWS

                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                                      2000              1999
                                               ---------------    --------------

Cash Flows From Operating Activities:
  Net income                                      $  1,994,330    $  1,666,518
  Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation and amortization                    689,165         672,192
      Straight-line adjustment for stepped
        lease rentals                                   21,674          17,038
  Changes in assets and liabilities:
      Accounts payable and accrued expenses           (227,771)        693,060
      Receivables                                      (95,075)        (34,410)
      Due to affiliates                                106,193         (94,952)
      Other assets                                     (92,247)       (164,725)
                                                  ------------    ------------
  Net cash provided by operating activities          2,396,269       2,754,721
                                                  ------------    ------------
Cash Flows From Investing Activities:
  Improvements to real estate                         (141,757)       (177,957)
                                                  ------------    ------------
Cash Flows From Financing Activities:
  Distributions to partners                               --          (791,598)
Increase In Cash And Cash Equivalents                2,254,512       1,785,166
Cash And Cash Equivalents, Beginning of Year         8,521,370       6,301,641
                                                  ------------    ------------
Cash And Cash Equivalents, End of Quarter         $ 10,775,882    $  8,086,807
                                                  ============    ============




                       See notes to financial statements.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Certain properties were purchased in joint ventures with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

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

                            FORM 10-Q - JUNE 30, 2000

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

3.   RELATED PARTY TRANSACTIONS

     The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp., ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

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

     The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees was paid to unaffiliated management companies that are engaged for the purpose of performing the management functions for certain properties.

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     For the quarters ended June 30, 2000 and 1999, Resources Supervisory was entitled to receive $81,360 and $71,949 respectively, of which $77,930 and $53,370 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory. For the sixth months ended June 30, 2000 and 1999, Resources Supervisory was entitled to receive $169,104 and $157,453, respectively, of which $154,478 and $121,781 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

     For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended June 30, 2000 and 1999, the Managing General Partner received $37,500. For the six months ended June 30, 2000 and 1999, the Managing General Partner received $75,000.

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

     For the quarters ended June 30, 2000 and 1999 the Managing General Partner earned partnership management fees of $172,519 and $211,409, respectively. For the six months ended June 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $345,038 and $422,818, respectively.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $36,974 and $41,226 for the quarters ended June 30, 2000 and 1999, respectively. Net income allocated to the General Partners amounted to $99,716 and $83,326 for the six months ended June 30, 2000 and 1999, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $39,580 for the six months ended June 30, 1999.

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

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right and it is anticipated that Presidio or its affiliates will acquire an additional 15,556 units.

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

4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                     JUNE 30, 2000   DECEMBER 31, 1999
                                     -------------   -----------------
     Land                             $ 10,370,965     $ 10,370,965
     Building and improvements          37,857,836       37,716,078
                                      ------------     ------------
                                        48,228,801       48,087,043
     Less: Accumulated depreciation    (16,297,727)     (15,734,329)
                                      ------------     ------------

                                      $ 31,931,074     $ 32,352,714
                                       ============    ============

             INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                          NOTES TO FINANCIAL STATEMENTS


5.   DUE TO AFFILIATES

                                          JUNE 30, 2000       DECEMBER 31, 1999
                                          -------------       -----------------
     Partnership management fee              $172,519             $   --
     Property management fee                    3,429               32,255
     Non-accountable expense reimbursement     37,500               75,000
                                             --------             --------

                                             $213,448             $107,255
                                             ========             ========


     Such amounts were paid in the subsequent quarters.

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

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


                          NOTES TO FINANCIAL STATEMENTS


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

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership had $10,775,882 in cash and cash equivalents at June 30, 2000. Cash and cash equivalents are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

        The Partnership's level of liquidity based upon cash and cash equivalents increased by $2,254,512 for the six months ended June 30, 2000 as compared to December 31, 1999. The increase is due to $2,396,269 of cash provided by operating activities which was partially offset by $141,757 of cash used in investing activities for capital expenditures. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from the tenants less property operating expenses.

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

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS

        The Partnership experienced a decrease in net income of $85,045 for the three months ended June 30, 2000 and an increase in net income of $327,812 for the six months ended June 30, 2000 as compared to the same periods in the prior year.

        The three-month decrease in net income was due to an increase in costs and expenses of $106,072 and a decrease in rental revenue of $8,036, which more than offset an increase in interest and other income of $29,063. The six-month increase in net income was due to a decrease in costs and expenses of $347,677 and an increase in rental revenue of $6,118 that was partially offset by a decrease in interest and other income of $19,865.

        Rental revenues decreased during the three months ended June 30, 2000 compared to June 30, 1999 due to 1999 operating expense and real estate tax abatements given to tenants being greater than the previous years. Rental revenues increased for the six months ended June 30, 2000 compared to the same period in 1999 due to higher overall rental rates at Southport and Seattle Tower.

        The increase in costs and expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily due to legal costs associated with the conversion of the Partnership to a Real Estate Investment Trust (REIT).

        The decrease in cost and expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is due to decreases in partnership management fees and administrative expense which more than offset an increase in depreciation and amortization expense. The decrease in administrative expense is primarily attributable to the costs incurred during the six months ended June 30, 1999 in connection with the settled class action litigation. Partnership management fees paid during the first two quarters of 2000 decreased by $77,780 as compared to the first two quarters of 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee. See, Item 1. Financial Statements, Note
        3. Property operating expenses and property management fees remained relatively stable. The Partnership experienced higher depreciation expense due to real estate improvements in 1999.

        Interest income increased during the three months and six months ended June 30, 2000 due to higher cash balances during both periods as compared to the comparable periods in 1999. Other income increased during the three months ended June 30, 2000 and decreased during the six months ended June 30, 2000 as compared to the same periods in 1999 due to an increase/decrease in investor transfer fees, respectively.

        Inflation is not expected to have a material impact on the Partnership's operations or financial position.

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


PART II. OTHER INFORMATION

Item 6  - Exhibits and Reports on Form 8-K

          (a)  Exhibits: There were no exhibits filed.

               27. Financial data schedule is filed as an Exhibit to this report

          (b)  Reports on Form 8-K:

               No report of Form 8-K was filed during the period.

            INTEGRATED RESOURCES HIGH EQUITY PARTNERS - SERIES 85

                            FORM 10-Q - JUNE 30, 2000


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

                                    Integrated Resources High Equity Partners,
                                    Series 85, A California Limited Partnership

                                    By:  Resources High Equity, Inc.,
                                         Managing General Partner


Dated:   August 14, 2000            By:  /s/  MICHAEL L. ASHNER
                                         -----------------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)


Dated:   August 14, 2000            By:  /s/  CAROLYN B. TIFFANY
                                         ----------------------------------
                                           Carolyn B. Tiffany
                                           Vice President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)