Form 10-K/A
period 1999-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2000-09-15
CIK 730067

================================================================================

                                   FORM 10K/A
                                 Amendment No. 1

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
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                          13-3239107
------------------------------------                      ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                     02142
--------------------------------------------                   ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (617) 234-3000
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

                                      None

     The Annual Report on Form 10-K for the Year ended December 31, 1999 of Integrated Resources High Equity Partners, Series 85, a California limited partnership, is hereby amended by deleting (i) Item 1. - Competition; (ii) Item
1. - Employees, (iii) Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations -Real Estate Market, and (iv) Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations -Impairment of Assets in their entirety and inserting the following in lieu thereof:


(i) Item 1 - Competition

Competition

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.


(ii) Item 1 - Employees

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

     Presidio determined that it would be more cost effective to retain AP-PCC III, L.P. (the "Agent") to provide asset management and investor services for the Partnership. Accordingly, on October 21, 1999 Presidio entered into a Services Agreement with the Agent pursuant to which the

Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

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

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. See Item 10, "Directors and Executive Officers of the Partnership". The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.


(iii) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market

Real Estate Market

     In the markets in which the Partnership's properties are located, the market values of existing properties continue to recover from the effects of the substantial decline in the real estate market in the early 1990's. However, in select markets, values have been slow to recover, and high vacancy rates continue to exist in some areas. The geographic diversity of the Partnership's properties decreases the risk of a significant partnership devaluation resulting from an isolated market slump in a particular region. The overall economic outlook for the specific markets in which the Partnership's properties are located continues to be stable to improving.

     The outlook is particularly positive for 568 Broadway as office and retail space in the Midtown South sub-market in which 568 Broadway is located is becoming increasingly popular. Little new office and retail space inventory have been introduced to offset demand in the area, resulting in a favorable operating environment for the property. Rents are thus anticipated to continue to increase at the property for the foreseeable future.

     Likewise, the outlook for Seattle Tower is positive as extraordinary business development in the Puget Sound region and the demand for space in the central business district of Seattle continue. Nonetheless, due to the age of many of the leases at the building and the functional obsolescence of the building for many potential tenants, much of the space at Seattle Tower is currently leased at below market rental rates. The property thus has the potential for substantially improved operations as current leases expire and the capital needs of the property are addressed. In an effort to maximize rents over the next four years, in excess of $2.5 million is budgeted for capital improvements at Seattle Tower. This capital work will attempt to address the extremely outdated mechanical systems and the lack of technological infrastructure at the property, both of which are currently impeding the property's realization of market rental rates. It is anticipated that these improvements coupled with expected overall growth in the office market in downtown Seattle would position the property for a substantial improvement in operations in the future.

     The prospects for the Partnership's retail properties are also very good as demand for retail space in the properties' sub-markets is very high and vacancy low. Both Southport and Loch Raven are situated in well-established commercial areas, and are extremely popular in their respective communities. The general economies and demographic trends in both the Baltimore and Fort Lauderdale sub-markets in which the properties operate suggest a sound outlook for the properties. Demand for office and research and development space in the Kearny Mesa office sub-market in which Century Park is located is very strong, contributing to historically high occupancy levels in the area. New supply that is entering the marketplace is, however, expected to slow the growth of rental rates and the market has begun to soften slightly. Nonetheless, overall growth in the real estate market is expected to continue and the property is believed to be well situated and adequately configured to benefit from this anticipated improvement. The extent to which Century Park will realize the benefit of any market appreciation will, however, be subject to the terms of the existing leases at the property, which are not scheduled to expire for several years.

     Technological changes are also occurring which may reduce the space needs of many tenant and potential tenants and may alter the demand for amenities and power supplies at the Partnership's properties. As a result of these changes and the continued risk for overall market volatility, the Partnership's potential for realizing the full value of its investment in the properties is at continued risk.


(iv) Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations -Impairment of Assets

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

     Management is not aware of any other current trends, events, or commitments that will have a significant impact on the long-term value of the properties. However, because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize. Actual results may vary from the estimates and the variances may be material.

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1996 through December 31, 1999.

     The following table represents the impairment adjustments recorded against the Partnership's assets held as of December 31, 1999:


             Property
             --------
           Seattle Tower                      $ 6,050,000
           Century Park I                      11,700,000
           568 Broadway                        10,821,150
           Loch Raven                           4,800,000
           Southport                            4,900,000
                                              -----------
                                              $38,271,150
                                              ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                               INTEGRATED RESOURCES HIGH EQUITY PARTNERS,
                               SERIES 85, A CALIFORNIA LIMITED PARTNERSHIP

                               By:      RESOURCES HIGH EQUITY, INC.
                                        Managing General Partner


Dated: September 14, 2000               By:  /s/ Michael L. Ashner
                                            ----------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)