Form 10-Q
period 2000-09-30
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2000-11-14
CIK 730067

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


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                 ------------------

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


                CAMBRIDGE CENTER, 9TH FLOOR, CAMBRIDGE, MA 02142
                ------------------------------------------------
                   (Address of principal executive offices)


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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000


                                      INDEX

                                                                      Page No.
                                                                      --------
Part I. Financial Information:

Balance Sheets - September 30, 2000 and December 31, 1999                3

Statements of Operations -- Three and Nine Months Ended
    September 30, 2000 and 1999                                          4

Statement of Partners' Equity -- Nine Months Ended
    September 30, 2000                                                   5

Statements of Cash Flows -- Nine Months Ended
    September 30, 2000 and 1999                                          6

Notes to Financial Statements                                          7 - 13

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               14 - 17

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                     18

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                                 BALANCE SHEETS

                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                          ------------------   -----------------
ASSETS

Real estate - net                             $31,605,913         $32,352,714
Cash and cash equivalents                      12,062,920           8,521,370
Other assets                                    3,022,833           3,095,251
Receivables                                       299,170             209,418
                                              -----------         -----------
                                              $46,990,836         $44,178,753
                                              ===========         ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses         $ 1,022,120         $ 1,224,373
Due to affiliates                                 259,727             107,255
                                              -----------         -----------
                                                1,281,847           1,331,628
                                              -----------         -----------
Commitments and contingencies (Note 6)

PARTNERS' EQUITY:
     Limited partners' equity (400,010
         units issued and outstanding)         43,422,590          40,703,819
     General partners' equity                   2,286,399           2,143,306
                                              -----------         -----------

                                               45,708,989          42,847,125
                                              -----------         -----------

                                              $46,990,836         $44,178,753
                                              ===========         ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                            STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ------------------------------           ---------------------------
                                                       2000                1999                 2000             1999
                                                    -----------         ----------           ----------       ----------
Rental Revenue                                      $ 2,444,132         $2,347,094           $7,543,242       $7,440,086
                                                    -----------         ----------           ----------       ----------
Costs and Expenses:
     Operating expenses                                 919,204            667,294            2,460,950        2,226,112
     Depreciation and amortization                      365,832            336,096            1,054,998        1,008,288
     Partnership management fee                         222,226             (4,049)             567,264          418,769
     Administrative expenses                            186,993            214,762              774,038        1,077,139
     Property management fee                             52,538             66,254              221,642          223,707
                                                    -----------         ----------           ----------       ----------
                                                      1,746,793          1,280,357            5,078,892        4,954,015
                                                    -----------         ----------           ----------       ----------
Income before interest and other income                 697,339          1,066,737            2,464,350        2,486,071
     Interest income                                    150,495             80,654              368,314          238,558
     Other income                                        19,700             13,180               29,200          102,460
                                                    -----------         ----------           ----------       ----------
Net income                                          $   867,534         $1,160,571           $2,861,864       $2,827,089
                                                    ===========         ==========           ==========       ==========
Net income attributable to:
     Limited partners                               $   824,157         $1,102,543           $2,718,771       $2,685,735
     General partners                                    43,377             58,028              143,093          141,354
                                                    -----------         ----------           ----------       ----------
Net income                                          $   867,534         $1,160,571           $2,861,864       $2,827,089
                                                    ===========         ==========           ==========       ==========
Net income per unit of limited
     partnership interest (400,010 units
     outstanding)                                   $      2.06         $     2.76           $     6.80       $     6.71
                                                    ===========         ==========           ==========       ==========




                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                         GENERAL       LIMITED
                                        PARTNERS'      PARTNERS'
                                         EQUITY         EQUITY        TOTAL
                                       ----------    -----------   -----------
Balance, January 1, 2000               $2,143,306    $40,703,819   $42,847,125

Net income for the nine
  months ended September 30, 2000         143,093      2,718,771     2,861,864
                                       ----------    -----------   -----------
Balance, September 30, 2000            $2,286,399    $43,422,590   $45,708,989
                                       ==========    ===========   ===========







                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                            STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      --------------------------
                                                          2000          1999
                                                      -----------   ------------

Cash Flows From Operating Activities:
     Net income                                      $ 2,861,864    $ 2,827,089
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                 1,054,998      1,008,288
         Straight-line adjustment for stepped
           lease rentals                                 (12,500)        25,557
     Changes in assets and liabilities:
         Accounts payable and accrued expenses          (202,253)       176,011
         Receivables                                     (89,752)      (133,057)
         Due to affiliates                               152,472       (310,655)
         Other assets                                   (116,470)      (297,851)
                                                     -----------    -----------
     Net cash provided by operating activities         3,648,359      3,295,382
                                                     -----------    -----------
Cash Flows From Investing Activities:
     Improvements to real estate                        (106,809)      (361,235)
                                                     -----------    -----------
Cash Flows From Financing Activities:
     Distributions to partners                              --       (1,187,397)
                                                     -----------    -----------
Increase In Cash And Cash Equivalents                  3,541,550      1,746,750
Cash And Cash Equivalents, Beginning of Year           8,521,370      6,301,641
                                                     -----------    -----------
Cash And Cash Equivalents, End of Quarter            $12,062,920    $ 8,048,391
                                                     ===========    ===========





                        SEE NOTES TO FINANCIAL STATEMENT

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000


                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

     Real Estate

     Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of the property may not be recoverable, the Partnership prepares estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Real Estate (continued)

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

     Revenue Recognition

     The Securities and Exchange Commission released staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999. The Partnership has reviewed its revenue recognition policies and as a result there will be no material change in the revenue recognized by the Partnership.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide the asset management and investor relation services to the Partnership and other entities affiliated with the Partnership previously provided by NorthStar Presidio. The Partnership does not pay any fees to the Agent.

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. Resources Supervisory in turn sub-contracted with management companies to provide property management services for specific properties. For the quarter ended September 30, 2000 Resources Supervisory was entitled to receive $52,538 for property management services, $48,114 of which was paid to Kestrel Management L.P. ("Kestrel"), an affiliate of the General Partners and the Agent, with the balance being retained by Resources Supervisory. For the quarter ended September 30, 1999 Resources Supervisory was entitled to receive $66,254 for property management services, $47,920 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. For the nine months ended September 30, 2000 Resources Supervisory was entitled to receive $221,642 for property management services, $137,022 of which was paid to Kestrel and $78,652 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. For the nine months ended September 30, 1999 Resources Supervisory was entitled to receive $223,707 for property management services, $169,701 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services.

     For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses up to a maximum of $150,000 per year. For each of the quarters ended September 30, 2000 and 1999, the Managing General Partner received $37,500. For the nine months ended September 30, 2000 and 1999, the Managing General Partner received $112,500.

     For managing the affairs of the Partnership, the Managing General Partner is also entitled to receive an annual partnership management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $418,769.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For the quarters ended September 30, 2000 and 1999 the Managing General Partner earned partnership management fees of $222,226 and ($4,049), respectively. The 1999 partnership management fee reflects an adjustment to reduce the fees as a result of the settlement of the class action suit as discussed in
     Note 7. For the nine months ended September 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $567,264 and $418,769, respectively.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $43,377 and $58,028 for the quarters ended September 30, 2000 and 1999, respectively. Net income allocated to the General Partners amounted to $143,093 and $141,354 for the nine months ended September 30, 2000 and 1999, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $39,580 for the nine months ended September 30, 1999.

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

     In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the Offer, Olympia announced that it had accepted for payment 31,132 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 15,566 units, for $101.81 per unit. In addition, Olympia had the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right and Millennium Funding II, LLC , an affiliate of the General Partners acquired 15,556 units.

     Subsequent to the expiration of the tender offer described above, Millennium Funding II Corp. purchased an additional 18,042 limited partnership units from August 1998 through July 1999.

     Pursuant to the settlement of a class action lawsuit (See Note 7), Millennium Funding II, LLC made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     As a result of these purchases as well as the other purchases of units by affiliates of the General Partners, affiliates of the General Partners own 118,903 units representing approximately 29.725% of the total outstanding Units.

4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                         ------------------  -----------------
     Land                                   $10,370,965        $10,370,965
     Building and improvement                37,822,888         37,716,078
                                            -----------        -----------
                                             48,193,853         48,087,043
     Less: Accumulated depreciation         (16,587,940)       (15,734,329)
                                            -----------        -----------

                                            $31,605,913        $32,352,714
                                            ===========        ===========



5.   DUE TO AFFILIATES

                                        SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                        ------------------     -----------------
     Partnership management fee              $222,227               $    --
     Property management fee                      --                  32,255
     Non-accountable expense reimbursement     37,500                 75,000
                                             --------               --------
                                             $259,727               $107,255
                                             ========               ========


     Such amounts were paid in the subsequent quarters .

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES

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

  a) The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

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

     As amended, the Partnership Agreement (a) provides for a Partnership Management Fee equal to 1.25% of the Gross Asset Value of the Partnership for 2000 and thereafter and a fixed 1999 Partnership Management Fee of $418,769 or $426,867 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

7.   SETTLEMENT OF LAWSUIT (CONTINUED)

     liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $8.80 per Unit which amount will be reduced by approximately $.98 per Unit for each full calendar year after 1999 in which liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000


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

        Liquidity and Capital Resources

        The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties consisting of office buildings, shopping centers and other commercial properties. The Partnership holds an interest in five properties. The Partnership generates rental revenues from the commercial properties and is responsible for each property's operating expenses as well as its administrative costs.

        The Partnership had $12,062,920 in cash and cash equivalents at September 30, 2000. Cash and cash equivalents are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

        The Partnership's level of liquidity based upon cash and cash equivalents increased by $3,541,550 for the nine months ended September 30, 2000 as compared to December 31, 1999. The increase is due to $3,648,359 of cash provided by operating activities which was partially offset by $106,089 of cash used in investing activities for capital expenditures. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from the tenants less property operating expenses.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources (continued)

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

        Results of Operations

        The Partnership experienced a decrease in net income of $293,037 for the three months ended September 30, 2000 and an increase in net income of $34,775 for the nine months ended September 30, 2000 as compared to the same periods in the prior year.

        The three-month decrease in net income was due to an increase in costs and expenses of $466,436, which was partially offset by an increase in rental revenue of $97,038, interest income of $69,841 and other income of $6,520. The nine-month increase in net income was due to an increase in rental revenue of $103,156, and an increase in interest income of $129,756 which were offset by a decrease in other income of $73,260 along with an increase in costs and expenses of $124,877.

        Rental revenues increased during the three and nine months ended September 30, 2000 compared to the same periods ended September 30, 1999 due to increased rental rates on new leasing activities.

        The increase in cost and expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was the result of increased operating expenses, depreciation and amortization expense and partnership management fees. Property operating expenses increased due to higher real estate taxes as a result of increased assessed values of the properties. Depreciation and amortization expense increased due to expenditures for capital and tenant improvements in the previous year.

        Partnership management fee expense during the first three quarters of 2000 increased by $148,495 as compared to the first three quarters of 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee. (See Item 1. Financial Statements, Note 3.) These increased expenses were partially offset by a decrease in administrative expenses. This decrease was primarily attributed to non-recurring professional fees in connection with the settled class action litigation during the nine months ended September 30, 1999.

        The increase in costs and expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is the result of increased operating expenses, depreciation and amortization and partnership management fees partially offset by decrease in administrative expenses and property management fees.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Results of Operations (continued)

         Interest income increased during the three months and nine months ended September 30, 2000 due to higher cash balances during both periods as compared to the comparable periods in 1999. Other income increased during the three months ended September 30, 2000 and decreased during the nine months ended September 30, 2000 as compared to the same periods in 1999 due to an increase/decrease in investor transfer fees, respectively.

         Inflation is not expected to have a material impact on the Partnership's operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27.  Financial data schedule is filed as an Exhibit to this report

         (b)  Reports on Form 8-K:

              No report of Form 8-K was filed during the period.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
                         FORM 10-Q - SEPTEMBER 30, 2000


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



                                     Integrated Resources High Equity Partners,
                                     Series 85, A California Limited Partnership


                                     By:      Resources High Equity, Inc.,
                                              Managing General Partner


Dated:   November ___, 2000                    By: /s/  MICHAEL L. ASHNER
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)


Dated:   November ___, 2000                     By: /s/  CAROLYN B. TIFFANY
                                                  ------------------------------
                                                  Carolyn B. Tiffany
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)