Form 10-K
period 2000-12-31
INTEGRATED RESOURCES HIGH EQUITY PARTNERS SERIES 85
filed 2001-04-02
CIK 730067

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 2000                                                       0-14438

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP
              ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                           13-3239107
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                      02142
--------------------------------------------                    ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (617) 234-3000
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

                           Yes   X                            No
                               -----                             -----

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

                                      None

                                     PART I

ITEM 1. BUSINESS

     Integrated Resources High Equity Partners, Series 85, a California Limited Partnership (the "Partnership"), was formed as of August 19, 1983. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties consisting of three office buildings and two shopping centers. See "Item 2. Properties" for a description of the Partnership's properties.

     Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Effective July 31, 1998, NorthStar Capital Investment Corp., a Maryland corporation, acquired control of Presidio. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Employees" below.

     In 1986, the Partnership offered and sold 400,000 units of limited partnership interest (the "Units"). Upon final admission of limited partners, the Partnership had accepted subscriptions for 400,010 Units for an aggregate of $100,002,500 in gross proceeds, resulting in net proceeds from the offering of $98,502,500 (gross proceeds of $100,002,500 less organization and offering costs of $1,500,000). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

     The Partnership invested all of its net proceeds in real estate. Revenues from the following properties represented 15% or more of the Partnership's gross revenues during each of the last two fiscal years: during 2000 Southport Shopping Center and 568 Broadway represented 35% and 29% of gross revenues, respectively; during 1999 Southport Shopping Center and 568 Broadway represented 34% and 28% of gross revenues, respectively. See "Item 2. Properties" for a description of the Partnership's properties.

Settlement of Class Action Lawsuit

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Management Fee of $418,769 or $426,867 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of January 31, 2001, the Fee Give-Back Amount was approximately $7.74 per Unit which amount will be reduced by approximately $.98 per Unit for each full calendar year after 2000 in which a liquidation does not occur and pro rated for a liquidation prior to the end of a year. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio guaranteed payment of the Fee Give-Back Amount.

     As required by the settlement, an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a Prospectus/Consent Solicitation Statement was mailed to the limited partners of the Partnership seeking their consent to the reorganization of the Partnership into a real estate investment trust. See "Conversion of the Partnership" below.

Conversion of the Partnership

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties I, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive three shares of common stock of Shelbourne for each Unit which they own. The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties I, LP ("Shelbourne Properties"). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne's primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partners, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

Competition

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market", the properties acquired by the Partnership may have active competition from similar properties in their vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

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

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. See
Item 10, "Directors and Executive Officers of the Partnership". The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

     On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by the management company that services the Partnership's properties. Effective October 2000, Kestrel, an affiliate of the Agent and the General Partners, began providing such services.

ITEM 2. PROPERTIES

     The Partnership owned the following properties as of December 31, 2000 and March 15, 2001:

     (1) SOUTHPORT SHOPPING CENTER

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

     (2) LOCH RAVEN PLAZA

     On June 26, 1986, the Partnership purchased the fee simple interest in Loch Raven Plaza ("Loch Raven"), a retail/office complex located in Towson, Maryland. It contains approximately 25,000 square feet of office and storage space and approximately 125,000 square feet of retail space, with parking for approximately 655 vehicles.

     Towson Marketplace, which competes directly with the Loch Raven for tenants, has been redeveloped and includes Michael's Crafts, Marshall's, Target, Montgomery Ward and TOYS "R" US as tenants.

     (3) CENTURY PARK I

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

     (4) 568 BROADWAY

     On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the Partnership and HEP-86 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P. - Series 88 ("HEP-88"), an affiliated public limited partnership, contributed $10,000,000 for a 22.15% interest in the joint venture. The Partnership and HEP-86 each retain a 38.925% interest in the joint venture.

     568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 300,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. 568 Broadway competes with several other buildings in the SoHo area.

     (5) SEATTLE TOWER

     On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Partnership and HEP-86 acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Partnership and HEP-86 each have a 50% interest in the Seattle Landmark Joint Venture.

     Seattle Tower is located at Third Avenue and University Street on the eastern shore of Puget Sound in the financial and retail core of the Seattle central business district. Seattle Tower, built in 1928, is a 27-story commercial building containing approximately 167,000 rentable square feet, including almost 10,000 square feet of retail space and approximately 2,211 square feet of storage space. The building also contains a 55-car garage. Seattle Tower, formerly Northern Life Tower, represented the first appearance in Seattle of a major building in the Art Deco style. It was accepted into the National Register of Historic Places in 1975. There are approximately seventy tenants occupying the building. Leasing efforts are focused on consolidating space to create single floor tenants.

     In February 2001, the Seattle area was hit with an earthquake. While the extent of the damage to Seattle Tower is still being assessed, it appears, at present, to be minor. It is expected that insurance will cover the costs associated with such damage.

     The Partnership believes that Seattle Tower's primary direct competition comes from three office buildings of similar size or age in the immediate vicinity of Seattle Tower, which buildings have current occupancy rates which are comparable to Seattle Tower's.

Occupancy

     The following table lists the occupancy rates of the Partnership's properties at the beginning of each of the last 2 years.

                                                       OCCUPANCY
                                              ----------------------------
               PROPERTY                       1/1/2001            1/1/2000
               --------                       --------            --------
    Southport Shopping Center                    95%                 98%
    Loch Raven Plaza                             87%                 92%
    Century Park I Office Complex               100%                100%
    568 Broadway Office Building                100%                100%
    Seattle Tower Office Building                95%                 98%


     The following table contains information for each tenant that occupies ten percent or more of the rentable square footage of any of the Partnership's properties.


                                             Principal     Square Feet                     Lease
                                            Business of     Leased by                    Expiration       Renewal
  Property              Name of Tenant        Tenant         Tenant       Annual Rent       Date          Options
  --------              --------------      -----------    -----------    -----------    ----------       -------
Southport               Publix              Grocery          35,000          $100,129      3/31/05         3-5yr.
Shopping Center         Supermarket         retailer

Loch Raven Plaza        Greetings &         Retailer         42,166          $194,806      1/31/04         4-5yr.
                        Readings

                        Super Fresh         Grocery          26,648           $87,000      9/30/05         5-5yr.
                                            retailer

Century Park            San Diego Gas &     Utilities        75,969          $962,651     11/30/07         1-5yr.
                        Electric

                        Per-Se              Physician's      64,817          $813,334      7/31/05         2-5yr.
                        Technologies        billing
                                            service

                        CitiFinancial       Loan             25,988          $407,222     10/31/02         1-5yr.
                                            servicing

568 Broadway            Scholastic          Publishing       89,000        $1,412,228      4/30/08         1-5yr.

Seattle Tower           Electric            Telephone        23,475          $363,393      8/31/09           None
                        Lightwave           switching
                                            company

Capital Improvements

     See "Item 7. Management's Discussion and Analysis and Results of
Operations."

ITEM 3. LEGAL PROCEEDINGS

     See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. However, the consent of limited partners is presently being solicited to convert the Partnership into a real estate investment trust. See, "Item 1. Business-Conversion of the Partnership."

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

     As of January 1, 2001, there were 8,735 holders of Units of the Partnership, owning an aggregate of 400,010 Units.

     The Partnership distributed $.94 per Unit during the first and second quarters of 1999. Commencing with the third quarter of 1999, distributions were suspended while the requirements of the settlement agreement of the class action and derivative litigation involving the Partnership were completed. The source of distributions for the first two quarters of 1999 was cash flow from operations. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of factors which may affect the Partnership's ability to pay distributions.

     Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding Units) for Units. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise limited partners of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of the Partnership in the Partnership Agreement to reject any transfers of Units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6. SELECTED FINANCIAL DATA


                                                   For the Years Ended December 31,
                                -----------------------------------------------------------------------------
                                    2000           1999            1998             1997             1996
                                -----------     -----------     -----------      -----------      -----------
Total Revenue                   $10,952,443     $11,388,898     $ 9,798,441      $ 9,297,488      $ 9,139,351
Net Income                        3,847,300       4,847,538       2,931,223(1)     2,134,659        2,134,717
Net Income per Unit                    9.14           11.51            6.96             5.07             5.07
Distribution Per Unit(2)               --              1.88            3.76             3.57             2.40
Total Assets                     47,872,681      44,178,753      40,814,689       39,600,417       39,290,185

(1) Total revenue and net income for the year ended December 31, 1998 includes a $389,359 gain, or $0.92 per unit, from the sale of the Westbrook property.

(2) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's real estate properties are three office buildings and two shopping centers, all of which were acquired for cash. The Partnership's public offering of the Units commenced on February 4, 1985. As of May 30, 1986, the date of the final admission of limited partners, the Partnership had accepted subscriptions for 400,010 Units for aggregate net proceeds of $98,502,500 (gross proceeds of $100,002,500 less organization and offering expenses aggregating $1,500,000). The Partnership generates rental revenues from its commercial properties and is responsible for each property's operating expenses as well as its own administrative expenses.

     The Partnership uses working capital reserves and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 2000, all capital expenditures were funded from cash flow and working capital reserves. As of December 31, 2000 the Partnership had total working capital reserves of approximately $12,051,688. Working capital reserves are temporarily invested in short-term instruments and, together with operating cash flow, are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties.

     The Partnership had $13,229,944 of cash and cash equivalents at December 31, 2000, as compared to $8,521,370 at December 31, 1999. During the year ended December 31, 2000, cash and cash equivalents increased $4,708,574 as a result of $4,864,132 of net cash provided by operating activities which was partially offset by $155,558 of improvements to real estate (investing activities). The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants.

     The following table sets forth, for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          CAPITAL IMPROVEMENTS AND CAPITALIZED TENANT PROCUREMENT COSTS

                                2000          1999             1998
                              --------     ----------      ----------
    Southport                 $118,287     $  272,628      $  502,081
    Loch Raven                  55,784         95,206         908,324
    Century Park I              23,328        173,239          89,729
    568 Broadway               151,361        154,616         293,021
    Seattle Tower               87,155        355,407         490,322
                              --------     ----------      ----------
    Totals                    $435,915     $1,051,096      $2,283,477
                              ========     ==========      ==========

     The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $2,505,000 in 2001. These costs are expected to be incurred in the normal course of business and are expected to be funded from cash flow from operations and working capital reserves. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

     Technological changes are also occurring which may reduce the space needs of many tenants and potential tenants and may alter the demand for amenities and power supplies at the Partnership's properties. As a result of these changes and the continued risk for overall market volatility, the Partnership's potential for realizing the full value of its investment in the properties is at continued risk.

IMPAIRMENT OF ASSETS

     The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

     If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value as required by SFAS No. 121. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

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

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1996 through December 31, 2000.

     The following table represents the historical cost less accumulated depreciation, the December 31, 2000 carrying value and the impairment adjustments recorded to date against the Partnership's properties held as of December 31, 2000:


                                                 HISTORICAL COST
                                                 LESS ACCUMULATED     ADJUSTMENT FOR         12/31/00
                                                   DEPRECIATION         IMPAIRMENT        CARRYING VALUE
                                                 ----------------     --------------      --------------

              DESCRIPTION
              -----------
         Southport Shopping Center
         Fort Lauderdale, Florida                  $18,857,208           $4,900,000        $13,957,208

         Loch Raven Plaza
         Retail/Office Complex
         Towson, Maryland                           10,463,685            4,800,000          5,663,685

         Century Park I Office
         Complex Kearny Mesa,
         California (50% owned)                     15,875,637           11,700,000          4,175,637

         568 Broadway Office
         Building New York, New
         York (38.925% owned)                       15,652,567           10,821,150          4,831,417

         Seattle Tower Office
         Building Seattle, Washington
         (50% owned)                                 8,807,794            6,050,000          2,757,794
                                                   -----------          -----------        -----------
                  TOTAL                            $69,656,891          $38,271,150        $31,385,741
                                                   ===========          ===========        ===========

APPRAISALS

     In connection with the proposed conversion of the Partnership into a real estate investment trust, the General Partners obtained appraisals for each of the Partnership's properties. The following table sets forth the June 30, 2000 appraised value of the properties. The adjusted appraised value column reflects a 25% or 30% discount to the appraised values of properties held in joint venture. The appraiser attributed these discounts to the illiquidity of the Partnership's interest in the joint ventures. The appraiser determined the discounts by taking into account the Partnership's lack of control over the properties, the inability of the Partnership to sell its interest without the consent of other venture partners, and the lack of a market in which to sell the joint venture interests.

          PROPERTY                  APPRAISED VALUE     ADJUSTED APPRAISED VALUE
          --------                  ---------------     ------------------------
     Southport Shopping Center        $21,700,000             $ 21,700,000
     Loch Raven Plaza                   8,100,000                8,100,000
     Century Park I (1)                10,500,000                7,875,000
     568 Broadway (2)                  19,462,500               13,623,750
     Seattle Tower (1)                 11,350,000                8,512,500
                                      -----------             ------------
                                      $71,112,500             $ 59,811,250
                                      ===========             ============

---------------

(1) The Partnership has a 50% interest in these properties and the amounts listed in the table represent 50% of the applicable value. The adjusted appraised value represents a 25% discount to the appraised value.

(2) The Partnership has a 38.925% interest in this property and the amount listed in the table represents 38.925% of the applicable value. The adjusted appraised value represents a 30% discount to the appraised value.

RESULTS OF OPERATIONS

     2000 VS. 1999

     The Partnership experienced a decrease in net income of 20.63% for the year ended December 31, 2000 to $3,847,300 compared to the prior year net income of $4,847,538. This decrease was due to reductions in rental revenue and other income and an increase in costs and expenses, partially offset by an increase in interest income.

     Rental revenues decreased during the year ended December 31, 2000 to $10,335,197 from $10,941,322 for the same period in 1999 due to an increase in base rent and escalations of $625,938 which was more than offset by decreases in step lease rental adjustments recorded for accounting purposes (adjustments to account for the recognition of rent on a straight-line basis) of $1,232,063.

     Costs and expenses increased by 8.6% during the year ended December 31, 2000 to $7,105,143 compared to $6,541,360 for the same period in 1999, primarily due to increases in partnership management fee, operating expenses and depreciation and amortization which more than offset a decrease in administrative expenses. Partnership management fees increased to $926,084 in 2000 from $418,768 in 1999 due to the amendment to the partnership agreement which significantly reduced the amount payable in 1999 and changed the method of calculating such fee in subsequent years. Operating expense increased 6.34% to $3,479,665 as compared to 1999 due to increases in real estate taxes and utilities partially offset by savings in repairs and maintenance. Depreciation and amortization increased $76,163 or 5.7% due to higher depreciation recorded in 2000 on certain capitalized tenant improvements. Administrative expenses for the year ended December 31, 2000 decreased $251,511 or 20.7% compared to 1999 due to lower professional fees associated with the settlement of the litigation and reorganization of the Partnership.

     Interest income increased by 70% to $568,115 in 2000 due to higher interest rates and higher invested cash balances during the current year compared to 1999. Other income decreased by $64,329 during the year ended December 31, 2000 to $49,131 compared to $113,460 in 1999 due to an decrease in fees from investor servicing primarily related to a decrease in investor transfer.

     1999 VS. 1998

     The Partnership experienced an increase in net income of 65.4% for the year ended December 31, 1999 to $4,847,538 compared to the prior year net income of $2,931,223 due to higher rental revenues and lower costs and expenses. The increases to net income also reflected higher interest and other income during 1999.

     Rental revenues increased by 19.1% during the year ended December 31, 1999 to $10,941,322 from $9,189,542 for the same period in 1998 primarily due to step lease rental adjustments recorded for accounting purposes (adjustments to account for the recognition of rent on a straight-line basis) in 1999 of $1,209,354 as well as increases in base rent and escalations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Registrant has no loan payables. As such the Registrant does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on the Registrant's cash reserves will, accordingly, decrease. The Registrant does not believe that it has any risks related to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    I N D E X


                                                                                  Page
                                                                                 Number
                                                                                 ------

Independent Auditors' Report.........................................................17

Financial statements, years ended December 31, 2000, 1999 and 1998

         Balance Sheets..............................................................18

         Statements of Operations....................................................19

         Statements of Partners' Equity..............................................20

         Statements of Cash Flows....................................................21

         Notes to Financial Statements...............................................22

INDEPENDENT AUDITORS' REPORT

To the Partners of Integrated Resources High Equity Partners, Series 85

We have audited the accompanying balance sheets of Integrated Resources High Equity Partners, Series 85 (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Integrated Resources High Equity Partners, Series 85 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
March 16, 2001
Boston, MA

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                                 BALANCE SHEETS

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------     -----------

ASSETS

Real estate, net                                     $31,385,741     $32,352,714
Cash and cash equivalents                             13,229,944       8,521,370
Other assets                                           3,040,423       3,095,251
Receivables, net of allowance of $170,309
   and $226,500, respectively                            216,573         209,418
                                                     -----------     -----------

TOTAL ASSETS                                         $47,872,681     $44,178,753
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $   781,936     $ 1,224,373
Due to affiliates                                        396,320         107,255
                                                     -----------     -----------

     Total liabilities                                 1,178,256       1,331,628
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY:

  Limited partners' equity (400,010
    units issued and outstanding)                     44,358,754      40,703,819
  General partners' equity                             2,335,671       2,143,306

     Total partners' equity                           46,694,425      42,847,125
                                                     -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $47,872,681     $44,178,753
                                                     ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                            STATEMENTS OF OPERATIONS


                                                     For the Year Ended December 31
                                             ---------------------------------------------
                                                 2000            1999             1998
                                             -----------      -----------      -----------
Rental Revenue                               $10,335,197      $10,941,322      $ 9,189,542
                                             -----------      -----------      -----------

Costs and Expenses:

   Operating expenses                          3,479,665        3,272,085        3,276,169
   Depreciation and amortization               1,419,420        1,343,257        1,416,510
   Partnership management fee                    926,084          418,768          887,329
   Administrative expenses                       963,748        1,215,259          916,066
   Property management fee                       316,226          291,991          371,144
                                             -----------      -----------      -----------
                                               7,105,143        6,541,360        6,867,218
                                             -----------      -----------      -----------

Income before gain on sale of property,
interest and other income                      3,230,054        4,399,962        2,322,324

         Gain on sale of property                   --               --            389,359
         Interest income                         568,115          334,116          185,290
         Other income                             49,131          113,460           34,250
                                             -----------      -----------      -----------

Net Income                                   $ 3,847,300      $ 4,847,538      $ 2,931,223
                                             ===========      ===========      ===========

Net income attributable to:

        Limited partners                     $ 3,654,935      $ 4,605,161      $ 2,784,662

        General partners                         192,365          242,377          146,561
                                             -----------      -----------      -----------

Net income                                   $ 3,847,300      $ 4,847,538      $ 2,931,223
                                             ===========      ===========      ===========

Net income per unit of limited partnership
  interest (400,010 units outstanding)       $      9.14      $     11.51      $      6.96
                                             ===========      ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                         STATEMENTS OF PARTNERS' EQUITY


                                             General            Limited
                                            Partners'          Partners'
                                              Equity            Equity              Total
                                          ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997                $  1,873,109       $ 35,570,050       $ 37,443,159

Net Income                                     146,561          2,784,662          2,931,223

Distributions as a return of capital
($3.76 per limited partnership unit)           (79,160)        (1,504,036)        (1,583,196)
                                          ------------       ------------       ------------

BALANCE, DECEMBER 31, 1998                   1,940,510         36,850,676         38,791,186

Net Income                                     242,377          4,605,161          4,847,538

Distributions as a return of capital
($1.88 per limited partnership unit)           (39,581)          (752,018)          (791,599)
                                          ------------       ------------       ------------

BALANCE, DECEMBER 31, 1999                   2,143,306         40,703,819         42,847,125

Net Income                                     192,365          3,654,935          3,847,300
                                          ------------       ------------       ------------

BALANCE, DECEMBER 31, 2000                $  2,335,671       $ 44,358,754       $ 46,694,425
                                          ============       ============       ============

                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                            STATEMENTS OF CASH FLOWS


                                                                      For the Years Ended December 31,
                                                             --------------------------------------------------
                                                                 2000               1999              1998
                                                             ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                   $  3,847,300       $  4,847,538       $  2,931,223
Adjustments to reconcile net income to net
cash provided by operating activities:
    Gain on sale of property                                         --                 --             (389,359)
     Depreciation and amortization                              1,419,420          1,343,257          1,416,510
     Straight line adjustment for stepped lease rentals           (18,920)        (1,250,983)           (41,629)
Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                       (442,437)           (40,891)            81,544
     Receivables                                                   (7,155)           (61,995)            35,145
     Due to affiliates                                            289,065           (255,185)          (215,299)
     Other assets                                                (223,141)          (418,340)          (243,951)
                                                             ------------       ------------       ------------
Net cash provided by operating activities                       4,864,132          4,163,401          3,574,184
                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of real estate                               --                 --            2,042,964
     Improvements to real estate                                 (155,558)          (756,274)        (2,083,198)
                                                             ------------       ------------       ------------
Net cash used in investing activities                            (155,558)          (756,274)           (40,234)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                       --           (1,187,398)        (1,583,196)
                                                             ------------       ------------       ------------

Increase in Cash and Cash Equivalents                           4,708,574          2,219,729          1,950,754

Cash and Cash Equivalents, Beginning of Year                    8,521,370          6,301,641          4,350,887
                                                             ------------       ------------       ------------

Cash and Cash Equivalents, End of Year                       $ 13,229,944       $  8,521,370       $  6,301,641
                                                             ============       ============       ============

                        SEE NOTES TO FINANCIAL STATEMENTS

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     Integrated Resources High Equity Partners, Series 85, A California Limited Partnership (the "Partnership"), is a limited partnership, organized under the Uniform Limited Partnership Laws of California on August 19, 1983 for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2008 or sooner, in accordance with terms of the Agreement of Limited Partnership. The Partnership currently invests in two shopping center and three office properties, none of which are encumbered by debt. See "Note 9."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FINANCIAL STATEMENTS

     The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all short-term investments that have original maturities of three months or less from the date of issuance to be cash equivalents.

     REVENUE RECOGNITION

     Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Task Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods, "the Partnership defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term.

     INCOME TAXES

     No provision has been made for federal, state, and local income taxes since they are the personal responsibility of the partners.

     NET INCOME AND DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income and distributions per unit of limited partnership interest are calculated based upon the number of limited partnership units outstanding (400,010) for each of the years ended December 31, 2000, 1999, and 1998. No distributions were paid in 2000.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Because the Partnership does not currently utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements.

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

     Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the years ended December 31, 2000, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $0, $57,739 and $102,007, respectively. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

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

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. Portions of the property management fees were paid to unaffiliated management companies which are engaged for the purpose of performing the management functions for certain properties. Effective October 2000, Kestrel Management L.P. ("Kestrel"), and affiliate of the Agent began performing all property management services directly for the

     Partnership. For the years ended December 31, 2000, 1999, and 1998, Resources Supervisory was entitled to receive an aggregate of $221,642, $291,991 and $371,144 respectively, of which $137,022 was received by Kestrel in 2000 and $78,652, $220,011 and $212,371 was paid to unaffiliated management companies, respectively. From October 1, 2000 through December 31, 2000 Kestrel received $94,584.

     For the administration of the Partnership the Managing General Partner is entitled to receive non-accountable reimbursement of expenses of a maximum of $150,000 per year for each of the years ended December 31, 2000, 1999 and 1998.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $418,769. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership. For the years ended December 31, 2000, 1999, and 1998 the Managing General Partner earned $926,084, $418,769 and $887,329, respectively.

     The General Partners are allocated 5% of the net income of the Partnership which amounted to $192,365, $242,377 and $146,561 in 2000, 1999 and 1998,
     respectively. The General Partners are also entitled to receive 5% of distributions which amounted to $39,581, and $79,160 in 1999 and 1998, respectively. No distributions were paid in 2000.

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

     As required by the settlement (see Note 7), an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 Units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer. As a result of these purchases as well as other purchases of units by affiliates of the General Partner, affiliates of the General Partners own 118,903 units representing 29.725% of the total outstanding units.

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE

     The Partnership recorded substantial write-downs prior to 1996. No write-downs were required for 1998, 1999 or 2000. The following table summarizes write-downs recorded on the properties held by the Partnership at December 31, 2000:

             Property
             --------
             Seattle Tower                     $ 6,050,000
             Century Park I                     11,700,000
             568 Broadway                       10,821,150
             Loch Raven                          4,800,000
             Southport                           4,900,000
                                               -----------
                                               $38,271,150
                                               ===========

     The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                                -------------------------------
                                                     2000             1999
                                                ------------      -------------
     Land                                       $ 10,370,965      $ 10,370,965

     Buildings and improvements                   37,871,636        37,716,078
                                                ------------      ------------
                                                  48,242,601        48,087,043

     Less:  Accumulated depreciation             (16,856,860)      (15,734,329)
                                                ------------      ------------

                                                $ 31,385,741      $ 32,352,714
                                                ============      ============

     During 2000 and 1999, revenues from the Southport and 568 Broadway properties represented 35%, 29% and 34%, 28% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues.

     The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                          2001           2002         2003         2004         2005      Thereafter      Total
                       ----------     ----------   ----------   ----------   ----------   ----------   -----------
          Total:       $7,665,820     $6,528,688   $5,643,500   $4,755,781   $3,590,156   $6,671,274   $34,855,219
                       ==========     ==========   ==========   ==========   ==========   ==========   ===========

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

5.   DUE TO AFFILIATES

                                                             December 31,
                                                      ------------------------
                                                          2000         1999
                                                      -----------    ---------

     Partnership management fee                         $358,820      $    --
     Property management fee                                  --       32,255
     Non-accountable expense reimbursement                37,500       75,000
                                                        ========     ========
                                                        $396,320     $107,255
                                                        ========     ========

     Such amounts were paid in the subsequent quarter.

6.   FEDERAL INCOME TAX CONSIDERATIONS

     Federal income taxes are not provided because the taxable income or loss of the Partnership is required to be reported by the individual partners on their respective tax returns. If the Partnership is converted to a real estate investment trust ("REIT") and qualifies under the provisions of the Internal Revenue Code, the shareholders of the REIT would be required to include their proportionate share of any distribution of taxable income in their tax returns. REITs are required to distribute at least 95% of their ordinary taxable income to their shareholders and meet certain income source and investment restriction requirements.

          Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, and the impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of the Partnership's net assets exceeds its book value by $24,141,207 and $25,515,665 at December 31, 2000 and 1999, respectively.

7.   SETTLEMENT OF LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Management Fee of $418,769 or $426,867 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 2000, the Fee Give-Back Amount was approximately $7.82 per Unit which amount will be reduced by approximately $.98 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

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

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85

                          NOTES TO FINANCIAL STATEMENTS

7.   SETTLEMENT OF LAWSUIT (CONTINUED)

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Partnership seeking their consent to the reorganization of the Partnership into a real estate investment trust.

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties I, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive three shares of common stock of Shelbourne for each Unit which they own.

     The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties I LP ("Shelbourne Properties"). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne' s primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partner, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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


                          Position Held with the               Has Served as a Director
Name                      Managing General Partner                 or Officer Since
----                      ------------------------             ------------------------
Michael L. Ashner       President and Director                          10-99

David G. King, Jr.      Vice President                                  11-97

Peter Braverman         Executive Vice President                        10-99

Lara K. Sweeney         Vice President and Secretary                    10-99

Carolyn Tiffany         Vice President and Treasurer                    10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996 and the Chief Executive Officer of the Newkirk Group since November 1997. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotel Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. Mr. Braverman has also served as the Executive Vice President of the Newkirk Group since November 1997. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to Section

12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

     There are no family relationships among the officers and directors of the Managing General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or the Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the Managing General Partner believes that any compensation attributable to services performed for the Partnership. See also "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001:

       Name of Beneficial Owner (1)      Number of Units owned       % of Class
       ----------------------------      ---------------------       ----------
       Millennium Funding II Corp.              73,033                 18.26%
       Millennium Funding II LLC                42,519                 10.63%
       Millennium Funding I LLC                  3,351                  .84%

(1) The principal business address of the listed entities, each of which is an affiliate of the General Partners, is 527 Madison Avenue, New York, New York 10022.

     (b) Security Ownership of Management.

     At March 1, 2001 Presidio, the General Partners and their affiliates, officers and directors owned as a group own 118,903 Units representing approximately 29.73% of the total number of Units outstanding.

     (c) Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partners and certain affiliated entities have, during the year ended December 31, 2000, earned or received compensation or payments for services or reimbursements from the Partnership or Presidio subsidiaries as follows:


                                                                                Compensation from
Name of Recipient                            Capacity in Which Served            the Partnership
-----------------                            ------------------------           -----------------
Resources High Equity Inc.                   Managing General Partner             $1,076,084(1)

Presidio AGP Corp.                           Associate General Partner                    --(2)

Resources Supervisory Management Corp.       Affiliated Property Managers           $221,642(3)

Kestrel Management, L.P.                     Affiliated Property Managers           $231,606(3)

(1) $150,000 represents payment for non-accountable expenses of the Managing General Partner and $926,084 represents a Partnership Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 2000, $121,169 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) For the year ended December 31, 2000, $2,473 of the Partnership's taxable income was allocated to the Associate General Partner.

(3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee payable to Resources Supervisory was $221,642, of which $78,652 was paid to unaffiliated management companies and $137,022 was paid to Kestrel. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services. From October 1, 2000 through December 31, 2000, Kestrel received $94,584.

     As required by the settlement of the class action and derivative litigation involving the Partnership, an affiliate of the General Partners, Millennium Funding II, LLC, made a tender offer to limited partners to acquire up to 26,936 units (representing approximately 6.7% of the outstanding Units) at a price of $114.60 per Unit. The offer closed in January 2000 and all 26,936 Units were acquired in the offer.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements: see Index to Financial Statements in Item 8.

(a)(2)    Financial Statement Schedule:

          III. Real Estate and Accumulated Depreciation

(a)(3)    Exhibits:

3, 4.(a) Amended and Restated Partnership Agreement ("Partnership Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 4, 1985, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

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

10.(a) Agent's Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to Exhibit 10(b) to the Partnership's Registration Statement on Form S-11 (Reg. No. 2-92319).

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

(k) Amending Agreement, dated as of December 31, 1991, to Agreement dated as of March 23, 1990, among the Partnership, Resources High Equity Inc. and Resources Property Management Corp., with respect to the payment of deferred fees, incorporated by reference to Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991

(l) Form of Termination of Supervisory Management Agreement (separate agreement entered into with respect to each individual property) and Form of Supervisory Management Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each property), incorporated by reference to Exhibit 10(s) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

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

          The Partnership filed the following reports on Form 8-K during the last quarter of the fiscal year:

               None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)

              INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      INDEX


                                                                               Page
                                                                               Number
                                                                               ------
     Additional financial information furnished
     pursuant to the requirements of Form 10-K:

     Schedules - December 31, 2000, 1999 and 1998 and years then ended, as required:

          Schedule III - Real estate and accumulated depreciation                S-1

          Notes to Schedule III - Real estate and accumulated depreciation       S-2

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

                               INTEGRATED RESOURCES HIGH EQUITY
                               PARTNERS, SERIES 85, A CALIFORNIA
                               LIMITED PARTNERSHIP

                               By:      RESOURCES HIGH EQUITY, INC.
                                        Managing General Partner

 Dated: March 30, 2001                  By:  /s/ MICHAEL L. ASHNER
                                            -------------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

 Dated: March 30, 2001                  By:  /s/ MICHAEL L. ASHNER
                                            -------------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)

 Dated: March 30, 2001                  By:  /s/ CAROLYN TIFFANY
                                            ---------------------
                                                 Carolyn Tiffany
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
     A CALIFORNIA LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
================================================================================

                                                                                      Initial Cost
                                                                            -------------------------------
                                                                                                 Buildings
                                                                                                  And
                                     Description        Encumbrances            Land           Improvements
                                     -----------        ------------        ------------       ------------
RETAIL:

The Southport Shopping Center     Ft. Lauderdale, FL    $       --          $  6,961,667       $ 13,723,333

The Loch Raven Shopping Center    Towson, MD                    --             2,469,871          6,860,748
                                                        ------------        ------------       ------------
                                                                --             9,431,538         20,584,081
                                                        ------------        ------------       ------------

OFFICE:

Century Park Office Complex       Kearny Mesa, CA               --             3,122,064         12,717,936

568 Broadway Office Building      New York, NY                  --             2,318,801          9,821,517

Seattle Tower Office Building     Seattle, WA                   --             2,163,253          5,030,803
                                                        ------------        ------------       ------------
                                                                --             7,604,118         27,570,256
                                                        ------------        ------------       ------------

                                                        $       --          $ 17,035,656       $ 48,154,337
                                                        ============        ============       ============


                                                                      Costs                  Reductions
                                                                   Capitalized                Recorded
                                                                  Subsequent to             Subsequent to
                                                                   Acquisition               Acquisition
                                                        ------------------------------      -------------
                                     Description        Improvement      Carrying Costs      Write Downs
                                     -----------        -----------      --------------      ------------
RETAIL:

The Southport Shopping Center     Ft. Lauderdale, FL    $  2,091,409      $  1,866,962       $ (4,900,000)

The Loch Raven Shopping Center    Towson, MD               2,909,091           953,837         (4,800,000)
                                                        ------------      ------------       ------------
                                                           5,000,500         2,820,799         (9,700,000)
                                                        ------------      ------------       ------------

OFFICE:

Century Park Office Complex       Kearny Mesa, CA          2,124,576         1,353,130        (11,700,000)

568 Broadway Office Building      New York, NY             5,205,812         1,556,212        (10,821,150)

Seattle Tower Office Building     Seattle, WA              2,653,337           609,392         (6,050,000)
                                                        ------------      ------------       ------------
                                                           9,983,725         3,518,734        (28,571,150)
                                                        ------------      ------------       ------------

                                                        $ 14,984,227      $  6,339,533       $(38,271,150)
                                                        ============      ============       ============


                                                                     Gross Amount at Which
                                                                   Carried at Close of Period
                                                        ------------------------------------------------------
                                                                               Buildings
                                                                                  And
                                     Description            Land              Improvements           Total
                                     -----------        -------------         ------------        ------------
RETAIL:

The Southport Shopping Center     Ft. Lauderdale, FL     $  5,998,194         $ 13,745,177        $ 19,743,371

The Loch Raven Shopping Center    Towson, MD                1,507,227            6,886,320           8,393,547
                                                         ------------         ------------        ------------
                                                            7,505,421           20,631,497          28,136,918
                                                         ------------         ------------        ------------

OFFICE:

Century Park Office Complex       Kearny Mesa, CA           1,123,811            6,493,895           7,617,706

568 Broadway Office Building      New York, NY                977,120            7,104,072           8,081,192

Seattle Tower Office Building     Seattle, WA                 764,613            3,642,172           4,406,785
                                                         ------------         ------------        ------------
                                                            2,865,544           17,240,139          20,105,683
                                                         ------------         ------------        ------------

                                                         $ 10,370,965         $ 37,871,636        $ 48,242,601
                                                         ============         ============        ============


                                                              Accumulated
                                     Description              Depreciation   Date Acquired
                                     -----------              ------------   -------------
RETAIL:

The Southport Shopping Center     Ft. Lauderdale, FL          $ 5,786,162        1986

The Loch Raven Shopping Center    Towson, MD                    2,729,862        1986
                                                              -----------
                                                                8,516,024
                                                              -----------

OFFICE:

Century Park Office Complex       Kearny Mesa, CA               3,442,069        1986

568 Broadway Office Building      New York, NY                  3,249,776        1986

Seattle Tower Office Building     Seattle, WA                   1,648,991        1986
                                                              -----------
                                                                8,340,836
                                                              -----------

                                                              $16,856,860
                                                              ===========

Note: The aggregate cost for Federal income tax purposes is $86,513,751 December
      31, 2000.

INTEGRATED RESOURCES HIGH EQUITY PARTNERS, SERIES 85
   A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999

================================================================================

(A) RECONCILIATION OF REAL ESTATE OWNED:

                                                 For the Years Ended December 31,
                                        -----------------------------------------------------
                                            2000                1999                 1998
                                        ------------        ------------         ------------
BALANCE AT BEGINNING OF YEAR            $ 48,087,043        $ 47,330,768         $ 48,010,757

ADDITIONS DURING THE YEAR
     Improvements to Real Estate             155,558             756,275            2,083,198

SUBTRACTIONS DURING THE YEAR
      Sales - Net

                                                --                  --             (2,763,187)
                                        ------------        ------------         ------------

BALANCE AT END OF YEAR (1)              $ 48,242,601        $ 48,087,043         $ 47,330,768
                                        ============        ============         ============


(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.

(B) RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                 For the Years Ended December 31,
                                        -----------------------------------------------------
                                            2000                1999                 1998
                                        ------------        ------------         ------------
BALANCE AT BEGINNING OF YEAR            $ 15,734,329        $ 14,643,333         $ 14,807,964

ADDITIONS DURING THE YEAR
     Depreciation Expense(1)               1,122,531           1,090,996            1,164,109

SUBTRACTIONS DURING THE YEAR
     Sales                                      --                  --             (1,328,740)
                                        ------------        ------------         ------------

BALANCE AT END OF YEAR                  $ 16,856,860        $ 15,734,329         $ 14,643,333
                                        ============        ============         ============

(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AN ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.